Form 10-Q
period 2004-09-30
CALLWAVE INC
filed 2004-11-12
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50958

CallWave Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0490995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

136 West Canon Perdido Street, Suite A, Santa Barbara, California 93101

(Address of principal executive offices)

(Zip code)

(805) 690-4100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

At September 30, 2004, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 19,010,342.

CALLWAVE INC.

Form 10-Q

For the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CallWave Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of June 30, 2004	As of September 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,187	$4,815
Marketable securities	7,003	10,000
Restricted cash	335	335
Proceeds receivable from initial public offering	—	37,200
Accounts receivable; net of allowance for doubtful accounts of $402 and $380	3,690	4,258
Prepaid income tax	—	58
Other current assets	153	235

Total current assets	17,368	56,901
Property and equipment, net	1,743	1,708
Deferred tax asset	1,664	1,179
Other assets	853	163

Total assets	$21,628	$59,951

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,245	$1,203
Accrued payroll	758	625
Deferred revenue	2,401	2,347
Income taxes payable	1,158	377
Other current liabilities	543	1,114

Total current liabilities	6,105	5,666

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0 par value; 648 and 0 shares authorized, issued and outstanding at June 30, 2004 and September 30, 2004, respectively (liquidation preference of $216 and $0 at June 30, 2004 and September 30, 2004, respectively)	83	0
Series B convertible preferred stock, $0 par value; 2,829 and 0 shares authorized, issued and outstanding at June 30, 2004 and September 30, 2004, respectively (liquidation preference of $1,697 and $0 at June 30, 2004 and September 30, 2004, respectively)	1,691	0
Series C convertible preferred stock, $0 par value; 1,229 and 0 shares authorized, issued and outstanding at June 30, 2004 and September 30, 2004, respectively (liquidation preference of $1,475 and $0 at June 30, 2004 and September 30, 2004, respectively)	1,472	0
Series D convertible preferred stock, $0 par value; 1,706 and 0 shares authorized, issued and outstanding at June 30, 2004 and September 30, 2004, respectively (liquidation preference of $4,094 and $0 at June 30, 2004 and September 30, 2004, respectively)	4,077	0
Series E convertible preferred stock, $0 par value; 11,100 and 0 shares authorized at June 30, 2004 and September 30, 2004, respectively; 7,819 and 0 shares issued and outstanding at June 30, 2004 and September 30, 2004, respectively (liquidation preference of $21,190 and $0 at June 30, 2004 and September 30, 2004, respectively)	21,438	0
Convertible preferred stock, $0 par value; 0 and 10,000 shares authorized at June 30, 2004 and September 30, 2004, respectively; 0 shares issued and outstanding	0	0
Common stock, $0 par value; 50,000 and 100,000 shares authorized at June 30, 2004 and September 30, 2004, respectively; 6,367 and 19,010 shares issued and outstanding at June 30, 2004 and September 30, 2004, respectively	3,998	69,089
Deferred compensation	(303)	(772)
Accumulated deficit	(16,933)	(14,032)

Total stockholders’ equity	15,523	54,285

Total liabilities and stockholders’ equity	$21,628	$59,951

See accompanying notes

CallWave Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2003	2004
	(unaudited)
Revenues	$8,697	$11,045
Cost of sales	2,724	3,202

Gross profit	5,973	7,843

Operating expenses:
Sales and marketing	1,212	2,116
Research and development	1,260	1,668
General and administrative	1,218	1,276

Total operating expenses	3,690	5,060

Operating income	2,283	2,783
Interest income (expense), net	12	52

Income before income taxes	2,295	2,835

Income tax expense (benefit)	1	(66)

Net income	$2,294	$2,901

Net income per share:
Basic	$0.41	$0.44
Diluted	0.15	0.17

Weighted-average common shares outstanding:
Basic	5,571	6,540
Diluted	15,216	17,365

See accompanying notes.

CallWave Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended September 30,
	2003	2004
	(unaudited)
Cash flows from operating activities:
Net income	$2,294	$2,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179	194
Amortization of deferred compensation	25	42
Non-employee equity based compensation	—	4
Deferred tax asset	—	485
Bad debt expense	543	191

Changes in operating assets and liabilities:

Accounts receivable, net of bad debt expense	(851)	(759)
Prepaid income tax	—	(58)
Other assets	(172)	608
Accounts payable	(124)	(42)
Accrued payroll	(70)	(133)
Deferred revenues	593	(54)
Income taxes payable	—	(781)
Accrued other liabilities	312	571

Net cash provided by operating activities	2,729	3,169

Cash flows from investing activities
Purchases of marketable securities	—	(2,997)
Purchases of property and equipment	(19)	(159)

Net cash used in investing activities	(19)	(3,156)

Cash flows from financing activities
Exercises of stock options and warrants	—	137
Costs incurred in initial public offering	—	(1,522)

Net cash provided (used) by financing activities	—	(1,385)

Net increase (decrease) in cash and cash equivalents	2,710	(1,372)
Cash and cash equivalents at beginning of the period	2,380	6,187

Cash and cash equivalents at end of the period …	$5,090	$4,815

Supplemental disclosures of cash flow information
Cash paid for:
Income taxes	$1	$288
Interest	—	—

Supplemental schedule of non-cash transactions
Equity based deferred compensation	$10	$515

See accompanying notes.

CallWave Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company and Basis of Presentation

Description of business—CallWave, Inc. (CallWave, or the Company), was incorporated in August 1998, first marketed its free services in February 1999 and began marketing paid subscription services in April 2001. CallWave provides software-based enhanced application services that allow subscribers to manage their calls across existing landline, mobile and Internet networks. CallWave’s wholly-owned subsidiary, Liberty Telecom, LLC, is a Competitive Local Exchange Carrier licensed by the Nevada Public Utilities Commission.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s year end financial statements included in the Form S-1 declared effective by the Securities and Exchange Commission on September 29, 2004.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Two accounts that are particularly sensitive to changes in estimates are the allowance for doubtful accounts and the valuation allowance for the deferred tax asset. Actual results could differ from those estimates.

Revenue recognition—The Company earns revenues from paid subscriber services and, to a lesser extent, fees earned from local exchange carrier call termination access charges. For the fiscal year ended June 30, 2004 and the quarter ended September 30, 2004, the Company earned no revenue from advertising.

The Company’s subscriber revenues consist of monthly recurring subscription fees, which are paid in one of three ways: a charge placed on the customers’ phone bill, credit card or paper invoice. In, accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, the Company recognizes revenue ratably over the subscription period beginning when there is persuasive evidence of an arrangement, our software has been successfully downloaded, the fees are fixed and determinable and collection is reasonably assured. For those subscribers who are billed in arrears, the Company estimates collections to be received in subsequent months for services previously delivered.

In addition to the direct relationship that the Company has with the majority of its paying subscribers, the Company also has a channel relationship agreement with an Internet service provider (ISP) whereby the ISP’s customers are offered a co-branded subscription service. Under the terms of this agreement, the Company receives a net payment from the ISP based upon the number of the ISP’s customers registered to the Company’s services. The Company records the net amount received from the ISP as revenue in accordance with Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent.

Local exchange carrier call termination access revenues consist of access charges paid by long-distance carriers to our wholly-owned subsidiary, Liberty Telecom, when it terminates a call from that long-distance carrier. Termination access revenue is recognized as call termination services are provided, since collectibility is reasonably assured at that time.

Deferred revenue—Deferred revenue consists of customer prepayments of subscription fees, which will be earned in the future under agreements existing at the balance sheet date. Deferred revenue is amortized ratably over the period in which services are provided.

Concentrations of credit risk—The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The receivable from the vendor at June 30, 2004 and September 30, 2004 was $3,423,000 and $4,023,000, respectively.

Income taxes—Income taxes are recorded in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company’s cash balances at financial institutions exceed the maximum amounts insured by the Federal Deposit Insurance Corporation.

Net income per share—The Company computes net income per share in accordance with SFAS 128, Earnings per Share. Under the provisions of SFAS 128, basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon exercise of stock options and warrants and conversion of convertible preferred stock. The dilutive effect of outstanding stock options and warrants is reflected in diluted income per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,
	2003	2004
	(unaudited, in thousands, except per share data)
Basic and diluted net income per share:
Net income attributable to common stockholders	$2,294	$2,901

Weighted-average common shares outstanding	5,571	6,540
Effect of dilutive securities:
Add: Stock options and warrants	1,106	2,379
Add: Convertible preferred shares	8,539	8,446

Weighted-average common shares outstanding for diluted calculation	15,216	17,365

Net income per share:
Basic	$0.41	$0.44
Diluted	0.15	0.17

Options to purchase 444,000 and 154,000 shares with exercise prices equal to or greater than the average fair value of common stock were outstanding during the three months ended September 30, 2003 and 2004, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

2. Related Party Transactions

In February 2004, the Company entered into an agreement with Insight Venture Management, LLC, an affiliate of Insight Venture Associates IV, LLC, a shareholder of the Company, to make available to it certain of Insight’s business development personnel to assist the Company with market assessment, research and analysis. Under the terms of this agreement, the Company pays Insight $75,000 per year, payable in four quarterly installments at the end of each calendar quarter. Either party may terminate this agreement at any time. The price paid in this transaction was determined by considering the market rate for business development personnel possessing similar skills and experience.

3. Stockholders’ Equity

Common Stock

As of September 30, 2004, the Company is authorized to issue 100,000,000 shares of common stock. As of September 30, 2004, 3,389,318 shares of common stock are reserved for the 745,153 warrants and 2,644,165 stock options issued and outstanding.

On September 30, 2004, the Company completed its initial public offering and began trading, selling 4,000,000 shares of its common stock at $10.00 per share, generating offering proceeds of approximately $36,000,000, net of offering costs. In connection with this initial public offering, the Company’s shares of Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock and Series E preferred stock all converted into shares of common stock.

The Company’s board of directors has the authority, upon the closing of an initial public offering, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but below the number of shares of such series then outstanding).

Warrants

As of September 30, 2004, the Company has issued and outstanding warrants to purchase up to 745,153 shares of common stock at exercise prices of between $0.55 - $4.00. The Company had 840,553 warrants issued and outstanding at June 30, 2004, and 95,400 warrants were exercised during the three months ended September 30, 2004.

4. Stock Option Plans

As of September 30, 2004, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. Shares reserved under these plans at September 30, 2004, consist of 1,700,000 shares, 2,250,000 shares and 1,350,000 shares authorized of which 0, 1,821,072 and 496,160 options are outstanding under the 2004, 2000 and 1999 Option Plans, respectively.

The Company’s board of directors grants options at an exercise price equal to the fair market value of the Company’s common stock at the date on which the grant is approved by the board. Stock option grants have a term of ten years from the date on which the grant is approved by the board. Generally, stock options vest 1/8th after six months, and 1/48th per month thereafter, becoming fully vested in four years. The weighted-average fair value of stock options granted was estimated at the date of grant using the minimum-value option pricing model and the following assumptions:

	Three Months Ended September 30,
	2003	2004
Weighted average fair value of stock options granted	$0.24	$1.57
Risk free interest rate	4.36%	4.28%
Expected life (in years)	4.0	4.0
Expected volatility	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price
Balance June 30, 2004	2,374,812	$2.11
Options granted	289,186	10.02
Options canceled	(9,931)	2.64
Options exercised	(9,902)	1.78

Balance September 30, 2004	2,644,165	2.98

As of June 30, 2004 and September 30, 2004, there are 1,686,741 and 1,765,732, respectively, exercisable options outstanding with a weighted-average exercise price of $1.80 and $1.88, respectively. As of June 30, 2004 and September 30, 2004, the weighted-average remaining contractual life of outstanding options is 7.6 years.

The following table summarizes information about stock options outstanding as of September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 – $0.83	96,348	9.5	$0.01	96,348	$0.01
$0.84 – $1.67	1,199,409	6.1	1.39	1,134,567	1.38
$1.68 – $2.50	841,572	8.3	2.50	469,714	2.50
$2.51 – $3.33	134,850	9.4	2.81	17,500	2.75
$3.34 – $5.00	7,800	9.6	4.17	—	—
$5.01 – $8.33	18,900	9.6	7.08	—	—
$8.34 – $11.67	345,286	9.9	10.29	47,602	11.26

	2,644,165	7.6	2.98	1,765,732	1.88

Stock-based awards through September 30, 2004 were valued using the minimum-value option pricing model. Stock-based awards subsequent to September 30, 2004 will be valued using the Black-Scholes option pricing model. In addition to the factors used to estimate the fair value of stock options issued using the minimum-value method, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with SFAS 123, in arriving at an estimated fair value. The minimum-value method does not consider stock price volatility.

Deferred Compensation

The Company recorded aggregate deferred compensation of $10,000 and $515,000 for the three months ended September 30, 2003 and 2004, respectively, in connection with stock options issued to employees. Total compensation expense recognized for the three months ended September 30, 2003 and 2004, related to the amortization of deferred compensation was $25,000 and $42,000, respectively.

5. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases. Rental expense under operating lease agreements was $105,000 and $119,000 for the three months ended September 30, 2003 and 2004, respectively.

Future minimum commitments remaining under these agreements as of September 30, 2004, are as follows:

Minimum Commitment
(in thousands)
Fiscal Year Ending June 30:
2005	$296
2006	65
2007	57
2008	27
2009	0

Other Commitments and Contingencies

The Company has long-distance service agreements with four carriers. As of September 30, 2004, minimum obligations under these agreements due within one year total $1,836,000 and an additional $466,000 is due between one and two years. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of September 30, 2004, minimum obligations due within one year under agreements with providers of billing and collection services total $209,000, and an additional $13,000 is due between one and two years.

In July 2004, a licensing agent for J2 Global Communications, Inc., or J2, sent to the Company a letter suggesting that an aspect of its services may employ inventions covered by U. S. Patent No. 6,350,066, or the ‘066 patent, and offering a non-exclusive license for that patent. On August 24, 2004, J2 filed a complaint against the Company in the United States District Court for the Central District of California alleging that the Company’s operations infringe the ‘066 patent. J2’s complaint seeks unspecified damages and permanent injunctive relief, among other relief. The Company anticipates that J2 will continue to pursue litigation with respect to its claims, and can offer no assurance that its present operations or past operations will not be determined to infringe or to have infringed the ‘066 patent.

In the event of an adverse result in the J2 litigation, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to the Company’s services, the Company could be required to pay substantial damages, including treble damages if it is held to have willfully infringed, to cease the use and sale of infringing services, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. The Company cannot be certain that licenses will be available from J2, or any third party that has such intellectual property claims against us, on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention even if the Company ultimately prevails. Accordingly, the Company cannot predict whether the J2 matter will have a material adverse effect on its business, operating results, financial condition or cash flows. Due to the early stage of this litigation, and because J2 has sought unspecified damages, neither the outcome of this litigation nor any costs and payments resulting from the litigation nor any settlement can be determined at this time. Accordingly, no provision for any loss which may result from the J2 litigation has been recorded in the accompanying financial statements.

The Company and its subsidiary are subject to certain claims, which we believe are insignificant, with respect to possible infringement of other companies’ patents, and may encounter future legal claims in the normal course of business. In the opinion of the Company, the resolution of existing legal claims are not expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

6. Income Taxes

The provision for income taxes consists of the following for each of the periods ended:

	Three Months Ended September 30,
	2003	2004
	(in thousands)
Current federal provision	$—	$208
Current state	1	151
Deferred (benefit)	—	(425)

	$1	$(66)

The difference between the effective tax rates and the statutory tax rates are reconciled as follows:

	Three Months Ended September 30,
	2003	2004
	(in thousands)
Statutory rate (34%) applied to income before provision for income taxes	$780	$964
State taxes, net of Federal and other tax benefits	138	165
Non deductible expenses and other	63	2
Utilization of net operating loss and other tax benefit carryforwards	(980)	(606)
Change in valuation allowance	—	(591)

	$1	$(66)

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities is presented below:

	As of
	June 30, 2004	September 30, 2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$8,390	$7,333
Tax credits	990	1,802
Equity compensation	2,139	1,284
Accrued payroll expenses	—	—
Other	435	475

Total deferred tax assets	11,954	10,894
Deferred tax liabilities:
Depreciation	(312)	(328)
Valuation allowance	(9,978)	(9,387)

Net deferred taxes	$1,664	$1,179

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Use of net operating loss and other carryforwards are limited by the “change of ownership” rules described below. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The valuation allowance decreased by approximately $591,000 for the three months ended September 30, 2004, primarily due to generation of additional tax credits and decreased by $4,174,000 during the year ended June 30, 2004 primarily due to the current utilization of net operating loss and tax credit carryforwards. Also, as of September 30, 2004 and June 30, 2004, the Company expects to use some of its net operating loss carryforwards in future periods.

As of September 30, 2004, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $16 million and $23 million, respectively. The losses begin to expire in fiscal year 2006. In addition, the Company has available tax credit carryforwards of approximately $1,090,000 and $710,000 for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2028. California tax credits can be carried over indefinitely.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss and tax credit carryforwards are subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

On September 11, 2002, the Governor of California signed into law new tax legislation that suspended the use of California net operating loss carryforwards in the Company’s tax years ending June 30, 2003 and 2004. As a result, the Company cannot use its California net operating loss carryforwards to offset its taxable income for the years ended June 30, 2003 and 2004. The Company eliminated its California tax using tax credit carryforwards for both periods. This suspension will not apply to the Company’s tax years ending June 30, 2005, and beyond.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our Registration Statement on Form 8-A filed September 27, 2004, as amended, and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We provide application services on a subscription basis that add features and enhanced functionality to the telecommunications services obtained from third-party providers and used by mainstream consumers and small and home offices. Our software-based services are delivered on our proprietary Enhanced Services Platform, which allows subscribers to manage calls across existing landline, mobile and Internet networks. As of September 30, 2004, we had approximately 823,000 paying subscribers for these application services. Because our services improve the utilization of existing telecommunications services by our subscribers, we believe that our application services complement the efforts of landline, mobile and Internet service providers to reduce their subscriber churn. This has allowed us to establish cooperative relationships with network service providers.

We currently derive substantially all of our revenues from subscription fees at rates generally ranging from $1.50 per month for CallWave Alert to $7.95 per month for CallWave Connect, our most feature-rich level of service. We also provide an enhanced version of CallWave Connect at $9.95 per month to a limited number of subscribers. We market our software and services directly to consumers through our website and online advertising, and indirectly through our channel relationships with EarthLink and several smaller companies.

We have a limited history of revenue growth and profitability, and we cannot be certain that our revenues will continue to grow or that we will maintain profitability in the future. We cannot accurately predict our future growth rate, if any, or the ultimate size of our market. Our ability to increase revenues and maintain profitability depends on a number of factors outside of our control, including the extent to which:

•	our services are able to gain market acceptance, particularly as broadband Internet access increases penetration in the mainstream market;

•	we are able to acquire and retain subscribers on a cost-effective basis;

•	we are able to establish strategic relationships with network service providers;

•	we are able to obtain the required underlying communications network services on reasonable terms;

•	we are able to successfully identify, develop and market enhanced applications for the mainstream market;

•	network service providers develop or bundle competing services; and

•	we become subject to increased regulatory burdens.

We have historically been able to carry forward our net operating losses to offset our earnings and have had no significant tax liability to date. However, we anticipate that if we do maintain our profitability, our earnings will likely be fully taxed in the future.

Sources of Revenue

We earn revenues primarily from subscription services, and to a much lesser extent, fees earned from local exchange carrier call termination access charges. We also historically earned limited revenues from advertisements placed by third parties within our service. Subscription revenues are driven primarily by the number of paying subscribers for our service and the average subscription price, which in turn is driven by the composition and pricing of our service levels. None of our customers accounted for more than 10% of our revenues in any fiscal year.

As September 30, 2004 we had deferred revenue of $2,347,000. We defer revenue when subscribers pre-pay us for annual subscriptions or pay monthly subscriptions when the balance of the services have not yet been provided for that month. This deferred revenue is recognized as revenue as services are delivered. We expect to maintain a positive deferred revenue balance for the foreseeable future.

We expect the trend of increasing subscription revenues to continue as we remain focused on increasing the number of our paying subscribers. For the fiscal year ended June 30, 2004 and the quarter ended September 30, 2004, the Company earned no revenue from advertising; however we may consider it as an additional source of revenue in the future as Internet advertising rates recover. This might include paid search results as well as display advertising. We expect termination access fee revenue to decline due to an expected decrease in tariffs allowed by the FCC.

Cost of Sales and Operating Expenses

Cost of sales. Cost of sales consists primarily of billing and collection costs, long-distance telephone service expenses incurred to deliver our services, and systems and communications infrastructure costs. Sales expenses related to advertising revenues were also included in cost of sales in those historical periods when we had such expenses, which consisted primarily of sales commissions and related expenses. The two most significant components of our cost of sales are our billing costs and network service provider costs.

Our most popular method of billing our customers, which we implemented in November 2002, allows our customers to be billed for our services through their local telephone company. Alternatively, our subscribers may elect to be billed by us directly, in which case they can pay us either by check or through a credit card. We expect our billing costs per subscriber to remain relatively stable in the near term.

We expect our billing and collection costs to increase on an absolute basis as we increase the number of our paying subscribers. However, we do not anticipate that our near-term billing and collection costs will increase substantially as a percentage of recognized revenue. We expect our overall network service provider costs to increase on an absolute basis as we increase the number of our paying subscribers. However, we expect our network service provider costs to remain relatively constant or potentially even decline on a per-user basis, as we attempt to optimize our underlying telecommunications network usage and also negotiate more advantageous pricing agreements with our network service providers.

We recently entered into a contractual relationship with a network service provider that we expect may permit us to increasingly provide our services using the Internet instead of using long-distance carrier lines. We believe that increased use of the Internet could allow us to decrease our communications costs per subscriber. However, we cannot assure you that we will be able to successfully use the Internet in order to achieve the anticipated cost benefits. If we are unable to do so, our costs of sales may increase at a rate greater than anticipated, which could adversely affect our operating margins and profitability.

Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses for marketing personnel and consultants, promotional fees and media costs related to customer acquisition. We expect our sales and marketing costs to increase as we will need to identify and market to potential subscribers who are willing to begin paying for our services following a free trial. We intend to continue marketing our services to potential subscribers through Internet-based advertising and referrals by our affiliates. These channels will likely be more expensive and we expect it will be more difficult to measure the exact costs of acquiring customers through those channels. In the future, we expect sales and marketing expenses to increase as a percentage of revenue.

Research and development. Research and development expenses consist principally of payroll and related expenses for research and development personnel and consultants. Research and development costs are expensed as incurred. We expect research and development costs to increase due to additional staffing requirements as we continue to maintain existing offerings and develop new products and services.

General and administrative. General and administrative expenses consist primarily of payroll and related expenses for administrative personnel and consultants, legal and accounting fees, bad debt expense, compliance, insurance, rent and other administrative costs. We expect general and administrative expenses to increase due to increased bad debt expense as our subscriber base grows and an increase in legal, accounting, staffing and insurance costs associated with being a public company and increased lease expenses.

Stock-based Compensation

We have granted to our employees options to purchase our common stock at exercise prices equal to the fair market value of the underlying stock, as determined by our board of directors, on the date of the option grant. In limited cases, we also have granted options to purchase our common stock at less than the fair market value of the underlying common stock. We record deferred stock-based compensation based upon the fair value of the awards granted, using a Black-Scholes option pricing model, which includes the fair value of the underlying shares on the date of grant and the exercise price. We recognize compensation expense as we amortize the deferred stock-based compensation amounts over the related vesting periods. In addition, we have awarded to non-employees options and warrants to purchase our common stock. Stock-based compensation related to non-employees is calculated on a fair-value basis using the Black-Scholes option pricing model as the options and warrants vest or are earned. See the section titled “Critical Accounting Policies and Use of Estimates – Accounting for Stock-Based Awards” below.

Critical Accounting Policies and the Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

Our significant accounting policies are described in Note 1 of the notes to our consolidated financial statements, and of those policies, we believe that the following accounting policies involve the greatest degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue recognition. We earn revenues from paid subscriber services, and to a lesser extent fees earned from local exchange carrier call termination access charges. We historically also earned revenues from advertising.

Our subscription revenues consist of monthly recurring subscription fees, which are paid in one of three ways: a charge placed on the customer’s telephone bill, credit card or paper invoice. In accordance with accounting principles generally accepted in the United States and with the Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, we recognize revenue when there is persuasive evidence of an arrangement, our software has been successfully downloaded, the fees are fixed and determinable and collection is reasonably assured. We defer the portion of subscription fees collected in advance and recognize that portion over the subscription period, beginning at the time the fee becomes due and collection is reasonably assured. In addition, with one of our channel relationships, we record the net amount received as revenue in accordance with Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. For those subscribers who are billed in arrears, the Company estimates collections to be received in subsequent months for services previously delivered.

Local exchange carrier call termination access revenues consist of access charges paid by long-distance carriers to our wholly-owned subsidiary, Liberty Telecom, when it terminates a call from that long-distance carrier. Termination access revenue is recognized as call termination services are provided, since collectibility is reasonably assured at that time.

Advertising revenues are recognized as advertising is displayed based upon the contractual terms with our advertisers.

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts and negotiated bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $402,000 as of June 30, 2004 and $380,000 as of September 30, 2004. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies.

Billing and Collection Costs

Our management team’s judgment is required to assess the amounts of our billing and collection costs. Because the local telephone companies do not report their fees to us for a given period until after we have closed that period of our financial statements, we must make estimates as to what our billing and collection costs are for such period.

Accounting for Software Development Costs

Costs of software developed to be sold or licensed to the external market are accounted for under Statement of Financial Accounting Standards 86, or SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Under SFAS 86, we expense the costs of research, including predevelopment efforts prior to establishing technological feasibility and costs incurred for training and maintenance. Software development costs are capitalized when technological feasibility has been established and anticipated future revenues assure recovery of the capitalized amounts. Because of the relatively short time period between technological feasibility and product release, and the insignificant amount of cost incurred during such period, no amount of software development costs has been capitalized to date. If, in the future, we determine that technological feasibility has been established and anticipated future revenues assure recovery of expenses related to developed software, we may capitalize such costs, which will reduce our research and development costs in the period in which we capitalize such costs and increase our expenses when such capitalized costs are amortized. If we do capitalize these costs, we will amortize such capitalized costs over the estimated useful life of the asset.

Accounting for Stock-Based Awards

The Financial Accounting Standards Board issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 requires that an entity account for employee stock compensation under a fair-value-based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic-value-based method of accounting prescribed by APB Opinion 25, Accounting for Stock Issued to Employees. We have elected to account for employee stock-based compensation under SFAS 123 and, accordingly, all compensation expense related to the fair value of options issued to employees has been reflected in the accompanying statements of operations.

We have granted nonqualified stock options and warrants to non-employees. For these options and warrants, we recognize the stock-based expense as the options and warrants vest based on an estimate of their fair value as of the date of grant using the Black-Scholes option pricing model.

As a private company, in estimating the value of employee stock options, we used the minimum-value option pricing model, assuming no expected dividends, an expected life of four years and 0% volatility. As a public company, we use the Black-Scholes option pricing model, assuming no expected dividends, an expected life of four years and 50% volatility. In estimating the value of non-employee stock options and warrants, we use the Black-Scholes option pricing model.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At September 30, 2004, we had net deferred tax assets of $10,566,000. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $9,387,000 for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2006 and 2019, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $1,179,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the 2005 and 2006 fiscal years. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. An example of an event that might occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results.

Results of Operations

The following tables set forth our statement of operations data, operations data as a percent of revenues and supplemental revenue data for each of the periods indicated, as well as paying subscriber data as of each of the dates indicated.

	Three Months Ended September 30,
	2003	2004
	(unaudited, in thousands)
Statement of Operations Data:
Revenues	$8,697	$11,045
Cost of sales	2,724	3,202

Gross profit	5,973	7,843

Operating expenses:
Sales and marketing	1,212	2,116
Research and development	1,260	1,668
General and administrative	1,218	1,276

Total operating expenses	3,690	5,060

Operating income	2,283	2,783
Interest income (expense), net	12	52

Income before income taxes	2,295	2,835
Income tax expense (benefit)	1	(66)

Net income	$2,294	$2,901

	Three Months Ended September 30,
	2003	2004
	(unaudited)
Percent of Revenues:
Revenues	100%	100%
Cost of sales	31	29

Gross profit	69	71

Operating expenses:
Sales and marketing	14	19
Research and development	14	15
General and administrative	14	12

Total operating expenses	42	46

Operating income	26	25
Interest income (expense), net	0	0

Income before income taxes	26	26
Income tax expense (benefit)	0	(1)

Net income	26%	26%

	Three Months Ended September 30,
	2003	2004
	(unaudited, in thousands)
Supplemental Revenue Data:
Subscription	$8,611	$11,017
Termination access fees	86	28

Total revenue	$8,697	$11,045

	Three Months Ended September 30,
	2003	2004
	(unaudited, in thousands)
Subscriber Data:
Paying subscribers	708	823

Three Months Ended September 30, 2004 and September 30, 2003

Revenues. Revenues were $11,045,000 for the three months ended September 30, 2004, compared to $8,697,000 for the three months ended September 30, 2003, an increase of $2,348,000, or 27%. Subscription revenues were $11,017,000 for the three months ended September 30, 2004, representing 99.7% of revenues, compared to $8,611,000 for the three months ended September 30, 2003, representing 99% of revenues, an increase of $2,406,000, or 28%. The increase in our revenues for the three months ended September 30, 2004 was attributable primarily to an increase in the number of paying subscribers from approximately 708,000 at September 30, 2003 to approximately 823,000 at September 30, 2004 and also an increase in our average revenue per subscriber caused by both an increase in the proportionate number of our subscribers at our $7.95 level of service and a price increase on a portion of our subscribers who had been at our $3.95 per month level of service.

Cost of sales. Cost of sales was $3,202,000 for the three months ended September 30, 2004, compared to $2,724,000 for the three months ended September 30, 2003, an increase of $478,000, or 18%. The increase in our cost of sales for the three months ended September 30, 2004 was primarily attributable to the increase in our paying subscriber base. The increase in our customer billing costs was partially offset by a decrease in our communications costs due to a reduction in the number of free subscribers using our services and the related communications charges. As a result, our gross margins increased from 69% for the three months ended September 30, 2003, to 71% for the three months ended September 30, 2004.

Sales and marketing. Sales and marketing expenses were $2,116,000, or 19% of revenues, for the three months ended September 30, 2004, compared to $1,212,000, or 14% of revenues, for the three months ended September 30, 2003, an increase of $904,000, or 75%. The increase in sales and marketing expenses was primarily due to increases in spending on media channels for the three months ended September 30, 2004. We anticipate that our sales and marketing costs will continue to increase.

Research and development. Research and development expenses were $1,668,000, or 15% of revenues, for the three months ended September 30, 2004, compared to $1,260,000, or 14% of revenues, for the three months ended September 30, 2003, an increase of $408,000, or 32%. The increase in research and development expenses was due to increased staffing costs.

General and administrative. General and administrative expenses were $1,276,000, or 12% of revenues for the three months ended September 30, 2004, compared to $1,218,000, or 14% of revenues, for the three months ended September 30, 2003, an increase of $58,000, or 5%. The increase in general and administrative expenses was due primarily to an increase in legal, accounting and Board of Directors costs, partially offset by decreased bad debt expense. Bad debt expense was $191,000 or 2% of revenues for the three months ended September 30, 2004, compared to $543,000, or 6% of revenues for the three months ended September 30, 2003, a decrease of $352,000, or 65%, and improved as we became more efficient at billing our subscribers and were able to lower our bad debt reserves.

Income tax provision. We recognized an income tax benefit for the three months ended September 30, 2004 of $66,000, as we determined it was more likely than not that we would be able to realize a portion of our net deferred tax assets for the three months ended September 30, 2004. These net deferred tax assets were fully reserved prior to March 31, 2004. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Net income. Net income was $2,901,000 for the three months ended September 30, 2004, compared to $2,294,000 for the three months ended September 30, 2003, an increase of $607,000 or 26%. This increase in net income was primarily the result of a corresponding increase in revenue during this period, but without a corresponding increase in costs of sales and operating expenses. During the three months ended September 30, 2004, our revenues increased by $2,348,000, while our cost of sales increased by $478,000 and operating expenses increased by $1,370,000. Our net margin was 26% for each of the three months ended September 30, 2004 and 2003.

Liquidity and Capital Resources

At September 30, 2004, our principal sources of liquidity were cash and cash equivalents of $4,815,000, marketable securities of $10,000,000, accounts receivable net of allowance for doubtful accounts of $4,258,000 and initial public offering proceeds receivable, net of underwriting discounts and commissions of $37,200,000.

Net cash provided by operating activities was $3,169,000 for the three months ended September 30, 2004 and $2,729,000 for the three months ended September 30, 2003. Net cash provided by operating activities for the three months ended September 30, 2004 was primarily due to $2,901,000 of net income, $194,000 in depreciation and amortization and $46,000 in equity based compensation. The increase in net cash provided by operating activities was primarily due to our ability to increase revenue as we grew our paying subscriber base from 708,000 at September 30, 2003 to 823,000 at September 30, 2004 without a corresponding increase in our cost of sales and operating expenses.

Net cash provided by operating activities for the three months ended September 30, 2003 was primarily due to $2,294,000 of net income, $179,000 in depreciation and amortization, a $593,000 increase in deferred revenues and a $312,000 increase in other accrued liabilities, offset by a $851,000 increase in accounts receivable, net of bad debt expense.

Net cash used in investing activities was $3,156,000 for the three months ended September 30, 2004, which consisted of purchases of $2,997,000 of marketable securities and $159,000 of property and equipment. Net cash used in investing activities consisted of purchases of property and equipment of $19,000 for the three months ended September 30, 2003.

Net cash used by financing activities was $1,385,000 for the three months ended September 30, 2004, and $0 for the three months ended September 30, 2003. These amounts related to costs incurred related to our initial public offering, and were partially offset by proceeds from exercises of stock options and warrants.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Because of the following factors, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related To Our Business

We have a limited operating history, which will make it difficult to predict our future results.

We were formed in August 1998; some of our free services became commercially available in October 1999 and we began charging for certain of our services in April 2001. Because of our limited operating history, there is limited operating and financial data about us upon which to base an evaluation of our potential future performance and an investment in our common stock. In addition, we do not expect to achieve in future periods the rates of growth that we realized in our net income or our net cash from operating activities in prior periods. You should consider our business and prospects in light of the risks and difficulties we may encounter, including those frequently encountered by new companies competing in rapidly evolving markets, such as increased competition from well-established companies, declining growth rates as evolving markets mature, fluctuating operating results and managing our system of internal controls in a rapidly changing environment. If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, our results of operations may suffer.

If network service providers elect to bundle services similar to ours that they obtain from other providers or to develop such services themselves as part of their product offering, we could lose many of our paying subscribers.

A large portion of our current subscriber base generally obtains access to the Internet through dial-up connection network service providers. The markets for communications and information services is competitive, and many service providers attempt to attract and retain subscribers by offering a collection of services. While service providers that provide Internet call waiting and call management services generally impose a separate charge, those service providers may in the future bundle such services with their other service offerings, thereby effectively offering these services for no incremental fee. If we lose subscribers to those network service providers that bundle services that are competitive with ours and we are unable to find replacement subscribers willing to pay for our services, our business, revenues and profitability would be adversely affected.

If we do not attract and retain subscribers, we will not be able to expand our business.

We must continue to attract new subscribers to our enhanced services in order to significantly increase our revenues. Our ability to cost-effectively attract new subscribers will depend in part on our ability to consistently provide our subscribers a high-quality experience for filtering, managing and delivering calls and to successfully market and sell those services to the mainstream market. If mainstream consumers and small and home offices do not perceive that our services provide value, or if we introduce new services that are not favorably received by our existing and potential subscribers, or if we do not effectively market our services, we may not be able to attract or retain subscribers. In addition, some new subscribers originate from referrals from existing subscribers. If we do not continue to satisfy our existing subscribers, then we may not continue to attract new subscribers through such referrals. If we are unable to attract new subscribers on a cost-effective basis, our business will not grow and our results of operations may be adversely affected.

Subscribers cancel their subscriptions for our services for many reasons, including a perception that they do not use the service often enough to justify the monthly fees, delivery of the service takes too long, the service is not worth the monthly fees and subscriber service issues are not satisfactorily resolved. If our subscribers cancel subscriptions at an increased rate, we may have to incur significantly higher marketing expenditures to attract large numbers of new subscribers. These investments may not maintain or improve subscriber retention. If our subscribers cancel subscriptions at a significant rate, or if we are not able to cost-effectively attract and retain sufficient subscribers to offset such cancellations and grow our business, our operating results would be adversely affected.

If we are unable to continue to attract and retain subscribers as the Internet access market further transitions from dial-up to broadband, our ability to generate revenues may be adversely affected.

The majority of our subscribers currently access the Internet through a dial-up connection. Those subscribers are often attracted to our enhanced services because our services allow those subscribers to monitor their incoming telephone calls while their main telephone line is busy accessing the Internet. We believe that over time most dial-up subscribers will switch to broadband that allows subscribers to use the Internet while simultaneously receiving telephone calls on their primary telephone lines. Although we have not generated substantial revenues from broadband access subscribers, we expect the growth of our business to depend upon our ability to expand and market our services successfully to broadband access subscribers. Because broadband access subscribers can receive telephone calls on their main line while they are accessing the Internet without our services, we may have difficulty attracting broadband subscribers if we are not able to successfully market to them the other features of our services. We may be required to develop additional technologies or make improvements to our existing technologies in order to market our services effectively to users that have broadband Internet access. If we are unable to expand our services and market our services effectively to broadband access subscribers, then the trend toward broadband Internet access would cause us to lose subscribers and likely adversely affect our business, results of operations and financial condition.

We face competition from well-capitalized hardware vendors, software vendors and service providers against whom we may not be able to successfully compete.

Competition in the communications and information services industries is intense. We face competition for our offerings from Internet service providers, such as AOL, landline and wireless telephone companies, such as AT&T, cable companies and other communications hardware, software and services vendors. These companies are better capitalized, and have greater name recognition and significantly larger existing subscriber bases than we do. We may also face competition in the future from communications hardware and software companies that are currently focused on other markets, including 8X8, Net2Phone and Vonage. If these or other companies provide services similar to ours, we may not be able to compete effectively, which would harm our results of operations and financial condition.

There are limited barriers to entry for other companies to provide services that compete with ours.

Telecommunications services were historically provided by companies that made substantial capital investments in their networks. The size of those investments and the time required to deploy those networks served as significant barriers to entry into such markets. In contrast, we provide software-based enhanced services that do not require substantial capital expenditures to deploy and maintain. As a result, other companies with strong technical staffs and a knowledge of the communications and information services industries could compete with us without facing significant capital expenditures or other barriers to entry. For example, some companies are creating networks that will provide access to the Internet through local telephone calls that may enable us and others to avoid the need to integrate long-distance services to provide our enhanced offerings. That development may allow other companies to compete with us without having to purchase, install or maintain the relatively more complicated hardware currently necessary to utilize the underlying public switched telephone network. As a result, we may face increasing competition from companies with significantly greater resources than we have, which may force us to reduce our prices and increase our operating expenses to remain competitive. If we are not able to compete successfully with these companies, we may lose customers or fail to grow our business as we anticipate, either of which could harm our financial condition, results of operations and prospects.

We rely upon the networks of numerous long-distance and local carriers to provide services to our subscribers. If the cost of these services were to increase, we may not be able to profitably provide our services to our subscribers.

In providing services to our subscribers, we incur a number of underlying telecommunications costs which are beyond our control. In order to deliver our services to our subscribers, our customers must subscribe to certain ancillary services from their telecommunications providers that re-route certain telephone calls from our subscribers’ telephone lines to toll-free numbers that we have leased, at our software-based switching facility, which facilitates the receipt of the call by the number that the subscribers designate. Our services rely, in part, upon the toll-free long-distance and local services that we purchase from network service providers. The cost of these services, which we integrate into our service offerings, or which our subscribers assume directly, is beyond our control and may increase for a number of reasons, including:

•	a general increase in wholesale long-distance rates or charges for call forwarding services;

•	an election by service providers to implement a new pricing structure on the services that we currently purchase;

•	an election by third-party service providers to impose charges for services which are currently toll-free; and

•	an increase in subscriber usage patterns that increases the cost of the services that we purchase.

Our ability to offer services to our subscribers at competitive rates is partially dependent upon our ability to use that toll-free telephone network and our subsidiary’s ability to procure telephone network access and services on a reliable basis and at reasonable prices. If we are unable to effectively manage the cost of our underlying network services, then our pricing structure with a significant number of our subscribers would increase, which could make it difficult to conduct business at attractive margins.

There are a limited number of long-distance and interconnection service providers that are able to provide the services on which we rely.

We currently have contracts with four service providers for long-distance services, and our wholly-owned subsidiary, Liberty Telecom, LLC also has interconnection agreements with other telecommunications companies, which together provide us with services that we integrate into our enhanced offerings. Each of those contracts may be terminated without cause by the service provider upon advance written notice. The required notice period, in each instance, is less than the amount of time that we would likely need to negotiate a contract with a successor provider and modify our system to re-route our subscribers’ inbound calls to that successor’s network. In addition, there are only a limited number of service providers with which we can contract to provide these services. As a result, if one or more of the service providers from which we currently procure long-distance or interconnection services were to terminate our existing contractual relationships, we may not be able to locate a substitute provider on a timely basis and upon reasonable terms, if at all, in order to avoid a disruption or loss of service to our subscribers. If we are not able to purchase access to sufficient long-distance and interconnection services at reasonable prices, we may not be able to profitably provide our services to our subscribers and our operating results and financial condition would be harmed.

We rely upon the Internet and other networks controlled by third parties to provide our services and if we are not able to maintain access to these networks at reasonable rates, we may not be able to profitably provide our services.

We provide our services by integrating and enhancing underlying services on other companies’ networks that rely on the public switched telephone network, across the private networks constructed and owned by other companies such as those in the cable industry, and across the Internet. If the owners of any one or more of those networks were either to refuse to transport calls to our subscribers, or were to impose significantly higher charges for those calls, or if applicable regulations were to impose significantly higher charges for those calls, we would likely face increased operating costs, our profitability could suffer and our business could be harmed.

Because a significant portion of our subscribers are price sensitive, we may not be able to increase the charges for our services without adversely affecting our ability to attract and retain paying subscribers.

Our subscribers are generally price sensitive. In response to that sensitivity, we have attempted to control our costs in order to be able to charge low subscription rates, which generally range from $1.50 to $7.95 per month, and are as high as $9.95 per month in limited circumstances. We recently implemented a price increase, and in the period following that increase, we have experienced increased subscriber turnover. It is unclear whether that increased subscriber turnover was directly caused by the price increase or by other factors. To the extent it was caused by our price increase, it reflects the difficulties we will encounter if we attempt to impose future price increases. We expect that recruiting new subscribers may become more expensive on average if we increase our marketing efforts. If we experience significant cost increases or otherwise want to increase our margins, we may be unable to increase our monthly charges by an amount sufficient to allow us to maintain margins or our profitability, and our business and operating results could be adversely affected.

We are dependent upon the availability of reasonably priced call-forwarding services to provide our services to the majority of our subscribers in a cost-effective manner.

Customers who subscribe to certain of our services typically subscribe to call-forwarding services from their local telephone service provider. Generally, these call-forwarding services are available to our subscribers at a reasonable price. If the service providers do not provide these services at a reasonable price, the overall price of obtaining our services may exceed the amount that our current and potential subscribers are willing to pay. If the prices for these services increase, a significant number of our subscribers may terminate their subscriptions for our services.

Because the secondary facility for our subsidiary’s existing telephone switching equipment is not yet fully operational, a catastrophic event at Liberty Telecom’s primary facility would cause the disruption of our services to subscribers.

Our enhanced services currently depend on telecommunications services from our subsidiary, Liberty Telecom, which are provided using a single call-switching facility in Reno, Nevada. A catastrophic event, such as an earthquake or a fire, that destroys part or all of the facility would disrupt our business and prevent us from providing services to our subscribers for an extended period of time. While Liberty Telecom is developing a secondary call-switching facility and we already are using this facility to provide some data services to our subscribers, the second facility may not be fully operational on a timely basis, or at all. Because our subscribers expect our services to match the high reliability that characterizes services in the communications and information services industries generally, any failure in our ability to service our subscribers could cause us to lose significant numbers of subscribers, and make it more difficult to obtain new paying subscribers.

A system failure or a breach of our network security could delay or interrupt service to our subscribers or lead to a misappropriation of our confidential information.

Our operations are dependent upon our ability to protect our computer network from interruption, unauthorized entry, computer viruses and other similar events. In the past year, we experienced one outage of our entire system which occurred following the failure of redundant components and lasted approximately two hours. From time to time, we have also experienced limited system interruptions. While these interruptions did not significantly harm our business, our existing and planned precautions may not be adequate to prevent a significant interruption in the operation of our network in the future. Despite the implementation of security measures, our infrastructure also may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our subscribers, employees or other Internet users who attempt to invade public and private data networks. A system failure or a breach of our security measures may lead to a disruption in service, or the misappropriation of confidential information, which may result in significant liability to us and also may deter current and potential subscribers from using our services. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our subscribers could cause us to lose paid subscribers and harm our business, prospects, financial condition and results of operations.

Our subscriber acquisition costs vary depending upon prevailing market conditions and may increase significantly in the future.

Our subscriber acquisition costs are dependent largely upon our ability to purchase multiple types of advertising at a reasonable cost. Our advertising costs vary over time, depending upon a number of factors, some of which are beyond our control, such as seasonality, the particular mix of advertising we use and the rate at which we convert potential subscribers into paying subscribers. Historically, we have used Internet advertising as the primary means of marketing our services. In the future, we expect to expand to other more expensive forms of advertising, such as television, radio and direct mail, which would increase our subscriber acquisition costs. Our sales and marketing and other costs of acquiring new subscribers are substantial relative to the monthly fees derived from subscriptions. Based on historical trends, we expect those costs to continue to rise. If we are not able to reduce our other operating costs, increase our subscriber base or increase revenue per subscriber to offset these anticipated increased subscriber acquisition costs, our results of operations and financial condition would be adversely affected.

If we do not successfully anticipate the service demands of our subscribers, we may be unable to successfully attract and retain subscribers.

We must accurately forecast the features and functionality required by our current and potential subscribers. In addition, we must design and implement service enhancements that meet subscriber requirements in a timely and efficient manner. We may not successfully determine subscriber requirements and, therefore, may not be able to satisfy subscriber demands. Furthermore, as our current subscribers’ needs change, we may not be able to identify, design and implement in a timely and efficient manner services incorporating the type and level of features desired by our subscribers. If we fail to accurately determine or effectively market subscriber feature requirements or service enhancements, we may lose current subscribers or fail to attract new subscribers, and may be unable to grow our revenues.

Other persons may assert claims that our business operations or technology infringe or misappropriate their intellectual property rights, which could increase our costs of operation and distract management and could result in expensive settlement costs.

Other companies or individuals, including our competitors, may claim that we infringe or misappropriate their intellectual property rights. From time to time, third parties have contacted us, asserting that we may infringe their intellectual property rights. For example, in December 2003 and April 2004, a major communications infrastructure company delivered to one of our distributors two letters, in which we were not named, offering to negotiate with our distributor a nonexclusive license to certain patents that the infrastructure company believed to be relevant to our service and implying that our service may infringe those patents. We are in the process of evaluating those letters, which have been provided to us by that distributor. As part of this process, we have received a legal opinion from our intellectual property counsel that our services do not infringe the patents of this infrastructure company, although there is no assurance that a court would agree with that opinion.

We received a letter from America Online, Inc., or AOL, in September 2004 in which AOL offered to discuss with us a license to U. S. Patent No. 5,809,128, “Method and apparatus permitting notification and control of blocked incoming calls over a data network,” or the ‘128 patent, and implying that our services may infringe the ‘128 patent. In 2000 and 2001, we had periodically discussed a license for the ‘128 patent with Infointeractive Services, the company that owned the ‘128 patent and was subsequently acquired by AOL. We have received an opinion of counsel that our operations did not and do not infringe the ‘128 patent, although we can offer no assurance that a court would agree with that opinion. AOL has substantial resources, and may elect to assert a claim that our operations infringe the ‘128 patent. If such a claim is asserted and we are unable to resolve the matter by agreement, then we would likely incur substantial attorneys’ fees to defend against any such claim. The outcome of any such claim is uncertain, and an adverse judgment would likely have a material adverse impact upon our business and results of operations.

In addition, in July 2004, the licensing agent for J2 Global Communications, Inc., or J2, sent to us a letter suggesting that an aspect of our services may employ inventions covered by U. S. Patent No. 6,350,066, “Systems and methods for storing, delivering and managing messages,” or the ‘066 patent, which J2 recently had acquired, and offering a non-exclusive license for that patent. On August 24, 2004, J2 filed a complaint against us in the United States District Court for the Central District of California, alleging that our operations infringe the ‘066 patent. J2’s complaint seeks injunctive relief and unspecified damages, among other relief. We have reviewed the ‘066 patent and believe that although the claims of the ‘066 patent disclose systems and methods that may resemble portions of our prior operations, we do not use those same systems and methods in our present operations. Therefore, we believe that we do not infringe any claim of the ‘066 patent in our present operations. We currently anticipate that the risks of the J2 litigation relate primarily to whether any aspect of our prior operations may have infringed the ‘066 patent, and whether we may be ordered to pay money damages to J2 with respect to prior periods. We have received an opinion from our patent counsel that the claims of the ‘066 patent are not infringed by our operations as presently constituted. However, the outcome of any litigation is inherently uncertain. We can offer no assurance that our present operations or past operations will not be determined to infringe or to have infringed the ‘066 patent, and we anticipate that J2 will continue to pursue litigation with respect to its claims. Accordingly, we cannot predict whether the J2 matter will have a material adverse effect on our business, operating results, financial condition and cash flows. Please see the section titled “Legal Proceedings” on page 31 for additional disclosure regarding the J2 litigation.

We also received a letter from counsel to Web Telephony, LLC, or Web Telephony, in October 2004, implying that our operations infringe certain claims in U. S. Patent No. 6,445,694, “Internet Controlled Telephone System,” or the ‘694 patent, and U. S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the ‘266 patent. We expect to engage in negotiations with Web Telephony regarding the terms of a license arrangement for those patents. We have received opinions of counsel that our operations do not infringe the ‘694 patent or the ‘266 patent, although we can offer no assurance that a court would agree with those opinions. If such claims are asserted and we are unable to resolve the matter by agreement, then we would likely incur substantial attorneys’ fees to defend against any such claim. The outcome of any such claim is uncertain, and an adverse judgment would likely have a material adverse impact upon our business and results of operations.

A determination that we have infringed the intellectual property rights of a third party, including in any of the above-referenced matters, could expose us to substantial damages, restrict our operations or require us to procure costly licenses to the intellectual property that is the subject of the infringement claims. Such a license may not be available to us on acceptable terms or at all. Any effort to defend ourselves from assertions of infringement or misappropriation of a third party’s intellectual property rights, whether or not we are successful, would be expensive and time-consuming and would divert management resources. Any adverse determination that we have infringed the intellectual property rights of a third party, or the costs we incur to defend ourselves against such claims, whether or not we are successful, would have a material adverse impact on our business and results of operations.

Our customers or other companies with whom we have a commercial relationship could also become the target of litigation relating to the patent and other intellectual property rights of others. This could trigger support and indemnification obligations, which could result in substantial expenses, including the payment by us of costs and damages relating to patent infringement. In addition to the time and expense required for us to meet our support and indemnification obligations, any such litigation could hurt our relations with our customers and other companies. Thus, the sale of our services could decrease. Claims for indemnification may be made by third parties with whom we do business and such claims may harm our business, prospects, financial condition and results of operations.

We might not be able to protect and enforce our intellectual property rights, which could impair our ability to compete and reduce the value of our services.

We rely primarily upon a combination of trademark, trade secret, copyright and patent law protections, and contractual restrictions to protect our proprietary technology. Those measures may not provide meaningful protection. For example, any rights granted under any of our existing or future patents may not provide meaningful protection or any commercial advantage to us. Such patents could be challenged or circumvented by our competitors or declared invalid or unenforceable in judicial or administrative proceedings. The failure of any patents to adequately protect our technology would make it easier for our competitors to offer similar services. With respect to our proprietary rights, it may be possible for third parties to copy or otherwise obtain and use our proprietary technology or marks without authorization or to develop similar technology independently. Monitoring unauthorized use of our proprietary technology or marks is difficult and costly. We may not be able to detect unauthorized use of, or to take appropriate steps to enforce, our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If we commence an action to terminate a third party’s authorized use of our intellectual property rights, we may face challenges to the validity and enforceability of our proprietary rights and may not prevail in any litigation regarding those rights. Any efforts to enforce or determine the scope of our intellectual property rights, whether initiated by us or a third party, would be expensive and time-consuming, would divert management resources and could adversely affect our business, whether or not such litigation results in a determination favorable to us.

We historically have acquired some of our subscribers through third-party affiliate networks, and there is no guarantee that these networks will continue to function as a cost-effective or reliable method of acquiring subscribers.

We historically have compensated third-party affiliate networks for generating a portion of our subscribers. When members of a network generate a new subscriber for us, we pay a referral fee to the coordinator of that affiliate network, such as BeFree, Inc., or Commission Junction, and the coordinator then shares a portion of that fee with the particular member of the affiliate network who generated our subscriber. The performance of these affiliate networks as a cost-effective subscriber acquisition method depends upon a number of factors that are beyond our control, including seasonality and the particular mix of advertising our affiliate members use. If the effectiveness of these affiliate networks diminishes, then our ability to generate paid subscribers may be adversely affected. These networks occasionally are victimized by individuals who attempt to generate referral fees by submitting fabricated registration data. We have policies and procedures to confirm the legitimacy of attempted registrations, and in the past we have identified fabricated registrations on two occasions. Despite such policies and procedures, we may not be able to effectively detect and address such attempts in the future. While we do not pay any referral fees for such illegitimate attempted registrations that we detect, any delay in detecting such attempts may adversely affect the accuracy of our forecasts of future revenues and earnings.

If we are unable to obtain additional telephone numbers, we may not be able to grow our subscriber base.

Our future success will depend in part upon our ability to procure sufficient quantities of telephone numbers in area codes where our subscribers are located at costs we can afford. The ability of telecommunications carriers to provide us with telephone numbers to be used in conjunction with our services depends on applicable regulations, the practices of telecommunications carriers that provide telephone numbers, and the level of demand for new telephone numbers. In addition, the Federal Communications Commission, or FCC, has regulations concerning numbering resource utilization. If Liberty Telecom does not sufficiently utilize the numbers assigned to it, it may have to relinquish control of those unused numbers. Furthermore, the FCC and state public utility commissions periodically review numbering utilization, and may in the future propose additional changes to regulations governing number assignment and availability. Failure to have access to telephone numbers in a timely and cost-effective manner, or the loss of use of numbers we have accessed or may access, could prevent us from entering some markets or slow our growth in the markets in which we currently sell our services.

Our Enhanced Services Platform is a complex hardware and software system that could fail and cause service interruptions to our subscribers.

Our hardware and software systems are complex and are critical to our business. If our systems fail, our subscribers might experience reduced levels of service or service interruptions. In the past year, we have experienced occasional unplanned outages, including one system- wide outage that lasted for approximately two hours. Software-based services, such as ours, may contain undetected errors or failures when introduced or when new versions are released. Errors may be found in our software before or after commercial release, and, as a result, we may experience development delays or a disruption of our services. Failures in our system or interruptions to our service could cause us to lose paying subscribers and harm our business, prospects, financial condition and results of operations.

We are dependent upon billing arrangements with regional telephone companies for collecting fees from many of our subscribers.

We currently collect the majority of our revenues through billing arrangements in which our subscribers’ regional telephone companies collect our service fees from our subscribers and forward those fees to us. We collect the remainder of our revenues through our subscribers’ credit cards and checks. If the telephone companies terminated those billing arrangements, or if the cost of those arrangements increased significantly, we may be unable to continue to collect a significant portion of our revenues in this manner, and instead would have to collect those revenues through use of subscribers’ credit cards, by having subscribers mail checks to us, or by other means. Because many subscribers prefer to pay for our services through their telephone bills, any need to rely upon alternative means to collect a significant portion of our revenues may lead to a loss of a substantial portion of the subscribers who currently pay for our services as part of their monthly bill from their telephone company, a decline in the rate at which we increase the number of our paying subscribers, or significant delinquencies in payments by our subscribers. If we are not able to successfully manage and maintain these billing relationships, our bad debt reserves may increase and we may lose subscribers that prefer paying for our services on their local telephone bill.

If we are unable to maintain access to national IP-protocol based networks, then our business and results of operations may be adversely affected.

Historically, to obtain our services, our subscribers had their calls routed on long-distance circuits through the public switched telephone network to our software switching facilities in Nevada. That structure requires that we often pay for long-distance telephone service. We expect increasingly to rely upon the public Internet or third-party managed Internet protocol networks, which would not change how we provision services to our subscribers, but would allow us to reduce our cost of sales by using more of the less expensive Internet and local telephone network minutes and fewer of the more expensive long-distance telephone network minutes. We recently entered into a contract with a provider of these Internet and managed Internet protocol network services, which is a privately managed Internet where access is controlled to ensure quality of service. If we are unable to establish and effectively manage such relationships on a cost-effective basis, or if the costs associated with Internet and local telephone network minutes increase, then our ability to manage our costs may be adversely affected and our results of operations may suffer.

We have installed a new accounting software system, and we may encounter technical or operational difficulties during the transition that could disrupt our operations.

We have recently installed a new financial accounting system, and we may encounter technical and operating difficulties resulting from the transition to that new system. We may experience problems in implementing the new system as our financial employees learn the new system, transfer data from our existing system to the new system and operate with the new system. Any difficulties that we encounter in implementing the new system may disrupt our ability to deal effectively with our employees, subscribers, vendors and other companies with which we have commercial relationships and also may prevent us from effectively closing a quarterly period and reporting our financial results in a timely manner.

Our success depends in large part upon our retention of our executive officers and our ability to hire and retain additional key personnel.

Our future performance depends in large part upon the continued services of our executive officers and other key technical, operations and management personnel. Our future success also depends on our continuing ability to attract and retain highly qualified technical, operations and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key employees or attract or retain other highly qualified technical, operations and management personnel in the future. The loss of the services of one or more of our executive officers or other key employees or our inability to attract and retain additional qualified personnel could harm our business and prospects.

Our business and operations have experienced rapid growth. If we fail to manage our growth, our business and operating results will be harmed.

We have experienced rapid growth in our business and operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. As the number of our subscribers and the volume of their calls increases, we will need to be able to continue to expand and adapt our network systems. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. Our ability to manage future growth, if it occurs, would depend upon our ability to scale the capacity, reliability and security of our network systems and our ability to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth would be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position. The required improvements include:

•	enhancing our information and communication systems to ensure that our offices are coordinated and that we can effectively communicate with our base of subscribers;

•	enhancing systems of internal controls to ensure timely and accurate reporting of our operations;

•	documenting our information technology systems and our business processes for our systems; and

•	improving our information technology infrastructure to maintain the effectiveness of our search systems.

We may need to raise additional capital to support the growth of our operations, but such additional funds may not be available.

Our future capital needs are difficult to predict. We may require additional capital in order to take advantage of opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Additionally, funds generated from our operations may be less than anticipated. As of September 30, 2004, we had total working capital of $51.2 million and $4.8 million of cash and cash equivalents. For the 12 months ending June 30, 2005, we anticipate making capital expenditures of approximately $900,000. While we believe that our current capital resources along with the proceeds from this offering will be sufficient to fund our operations through the end of June 30, 2005, we may need to raise additional funds either by borrowing money or issuing additional equity in order to handle unforeseen contingencies or take advantage of new opportunities. We may not be able to raise such funds on favorable terms, if at all. If we are unable to obtain additional funds, then we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business or prospects.

We may acquire other businesses or license technologies, and if we do, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

Our business strategy in the future may include the acquisition of other businesses or licensing of technologies. We may not be able to identify, negotiate, integrate or finance any such future acquisition or license successfully. We have not acquired any companies to date and have no arrangements or agreements with respect to any potential acquisition and, therefore, have no experience with integrating other business operations or technologies with ours. If we engage in any such strategic transaction, then we may encounter unforeseen operating challenges and expenses that may require a significant amount of management time that otherwise would be devoted to running our operations. If we undertake acquisitions or other strategic transactions, then we may issue shares of stock that dilute the interests of existing stockholders; and we may incur debt, assume contingent liabilities, or create additional expenses related to amortizing intangible assets, any one or more of which may harm our business and results of operations.

Risks Related To Our Industry

We may not be able to respond to the rapid technological change of the communications and information services industries and, as a result, our business may be adversely affected.

The communications and information services industries are undergoing rapid and significant technological change. We cannot predict the effect of technological changes on our business. We expect that new services and technologies will emerge in the markets in which we compete. Those new services and technologies may be superior to the services and technologies that we provide or those new services may render our services and technologies obsolete. In addition, those services and technologies may not be compatible with ours. If we are not able to effectively respond to technological changes, the services we provide may no longer be attractive to our current and potential subscribers and our business, prospects, financial condition and results of operations may be harmed.

We may be required to incur significant costs to modify our systems in order to meet the requirements of the Communications Assistance to Law Enforcement Act.

The Communications Assistance to Law Enforcement Act, or CALEA, requires telecommunications carriers to have the capability to perform wiretaps and to record other call identifying information. There is substantial uncertainty within the industry as to how to implement these requirements with respect to packet-switched networks, such as that operated by Liberty Telecom. As Liberty Telecom expands its service offerings, further modifications to its local switching equipment may be necessary to comply with applicable laws and regulations. On March 12, 2004, the FCC issued a public notice seeking public comment with respect to a Petition for Rulemaking (Docket RM-10865) filed by the Department of Justice, Federal Bureau of Investigation and U.S. Drug Enforcement Agency, seeking to resolve various outstanding issues associated with the implementation of CALEA. That proceeding could result in additional regulatory burdens for us and for Liberty Telecom. Complying with CALEA and rules implementing CALEA may require us to incur substantial costs, which could negatively impact our results of operations.

Our services may become subject to burdensome regulations that could increase our costs or restrict our service offerings.

We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies. The underlying transmissions are typically subject to regulation by the FCC, state public utility commissions and, in the future, could become subject to regulation by foreign governmental authorities. These regulations affect the prices that we pay for transmission services, the competition we face from communications service providers that may choose to offer enhanced services similar to ours and other aspects of our market. As a software-based provider of enhanced services, we believe we are not currently subject to direct regulation by the FCC or generally by state public utility commissions, although our wholly-owned subsidiary, Liberty Telecom, is a telecommunications carrier subject to state and federal regulation as a Competitive Local Exchange Carrier. As communications services increasingly are delivered over the Internet and as we expand the services that we offer, our business may become increasingly regulated. Liberty Telecom is required to have a certificate of public convenience and necessity in order to operate in the state of Nevada as a Competitive Local Exchange Carrier. If Liberty Telecom were to lose its certificate, we may not be able to obtain access to telecommunications services at rates or on other terms and conditions that are as favorable as those that we currently have. As we introduce new offerings, it is possible that some of them may fall within existing telecommunications regulations, increasing our costs. Changes in the federal and state regulatory rules, or developments in the interpretation of existing regulations, could decrease our revenue, increase our costs or restrict our service offerings.

Future legislation, regulation, or legal decisions affecting the Internet, Internet telephony or IP-enabled services could restrict our business, prevent us from offering our services or increase our cost of doing business.

At present there are few laws, regulations or rulings that specifically address access to or commerce on the Internet, including the provision of Internet protocol-based telephony and other IP-enabled services. We are unable to predict the impact, if any, that future legislation, regulations or legal decisions may have on our business. However, the growth in the market for IP-based telephony and other IP-enabled communications, and the popularity of these services, create the risk that governments and agencies increasingly will seek to regulate services such as our current offerings. Many legislative and regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and various state regulatory agencies. For example:

•	On November 1, 2003, a federal law expired that had barred certain multiple or discriminatory state and local taxes on electronic commerce and certain taxes on Internet access. Legislation is currently pending in the United States Congress retroactively to extend and make permanent that ban, with modifications. It is not clear whether such legislation will be enacted. If such legislation is not enacted, our products and services could become subject to additional state and local taxes.

•	On March 10, 2004, the Federal Communication Commission released a notice of proposed rulemaking (Docket 04-36) and sought public comment regarding the regulatory classification, rights and obligations of services supported by IP technologies.

•	On April 21, 2004, the FCC released a narrow declaratory ruling finding that certain Internet protocol telephony services are telecommunications services upon which interstate access charges may be assessed. Prior to this decision, the FCC had never ruled that a service relying on Internet-protocol technology was a telecommunications service. The ruling illustrates that certain Internet-protocol based services may become subject to costs and regulations that, previously, were not thought to be applicable. This ruling, however, is not likely to have any direct effect on us in the near future.

•	On May 21, 2004, the New York Public Service Commission ruled that Vonage must become certified as a telephone corporation and file a tariff for the provision of an IP- based communications application service that Vonage had previously held out as an information service. The Commission concluded that Vonage, by owning and managing equipment used to connect its customers to other customers, via the public telephone networks, as necessary, was operating a “telephone line used to facilitate telecommunications to its customers” and, under state law, was a telephone corporation. On June 30, 2004, the federal district court in the Southern District of New York issued a temporary injunction to prohibit the effectiveness of the New York Public Service Commission decision. A hearing has been scheduled for January 2005 to determine whether the ruling should become permanent.

•	Vonage received a similar adverse decision before the Minnesota Public Utilities Commission, which concluded that Vonage must be certified as a telecommunications carrier and provide 911 service. Vonage sought both review by a federal court and a preemptive ruling by the FCC. The petition before the FCC was granted on November 9, 2004. Although the FCC’s decision is not yet released, the FCC ruled that Vonage’s Digital Voice Internet telephony service, and similar services of other providers, are not subject to state public utility regulation. The federal district in Minnesota also ruled that it was outside of the state’s jurisdiction to regulate Vonage’s service. The Minnesota PUC has appealed the district court decision to the U.S. Court of Appeals for the Eighth Circuit, which appeal is pending.

•	On June 11, 2004, the Washington State Utilities and Transportation Commission ruled that LocalDial, a company offering phone-to-phone voice over Internet protocol, or VoIP, service, is a telecommunications company that should be regulated in the same manner and to the same extent as interexchange carriers that provide functionally identical services. LocalDial customers use ordinary touch-tone telephones to make voice calls that are transmitted using a local carrier’s wires. The Washington Commission noted that LocalDial advertised its services as “unlimited long distance calling for a low flat rate” and “supplemental phone service for domestic long distance calling.”

The specific services at issue in the New York, Minnesota and Washington state public utility commission decisions cited above were offered to the public as substitutes for, or as substantially equivalent to, existing telecommunications services. In contrast, the services that we currently offer are not offered to the public as substitutes for, or as substantially equivalent to, existing telecommunications services. Our services allow our customers to manage calls which are initiated by third parties to our customers and completed over the local service facilities of our customers’ existing telecommunications service provider(s). As such, our customers could not use our enhanced service unless they are also receiving telecommunications services from their own service provider(s). The New York, Minnesota and Washington cases suggest an increased interest by some state commissions in regulating services that may be perceived as the functional equivalent of local phone service. If state regulators attempt to regulate the enhanced services that we provide or determine that the enhanced services that we provide are currently subject to their regulatory provisions, then we may be faced with substantially increased regulatory burdens and costs.

Regulatory proceedings, legislative efforts and adjudications, including but not limited to some of those described above, may lead to the imposition of additional regulatory obligations and requirements on us in the provision of our services, including but not limited to certification requirements, interstate or intrastate access charges, regulatory fees, payments to universal service support funds, taxes related to Internet or IP-enabled communications, requirements to provide free access to certain users, regulations based on encryption concerns, consumer protection requirements and certain minimum service levels. We could conceivably become subject to requirements and obligations not only at the federal level, but also in any of the states in which we have customers or from which third persons initiate communications to call our customers, as well as in any of those jurisdictions in which facilities exist or activities occur which support our offerings. Further, if we expand into additional lines of business or make new service offerings, we could become subject to existing or future regulation or other legal requirements, including but not limited to those which apply to telecommunications services and the providers of such services. The impact of federal or state legislative, regulatory, or adjudicatory actions or requirements may include an increase in our costs, adversely affect how we conduct our business, and adversely affect our financial condition and results of operations.

Risks Related To Our Common Stock

Our executive officers, directors and 5% stockholders own a significant percentage of our stock and will be able to exercise significant influence over stockholder votes.

Our executive officers, directors and 5% stockholders together beneficially own approximately 63.4% of our common stock, including shares subject to options and warrants that confer beneficial ownership of the underlying shares. Accordingly, these stockholders, for the foreseeable future will continue to have significant influence over our affairs including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

Existing stockholders hold a significant number of shares that will be eligible for future sale. The sale of substantial amounts of these shares, or the prospect of such sales, could cause the price of our common stock to decline.

Sales of substantial amounts of shares of our common stock in the public market, or the prospect of such sales, could adversely affect the market price of our common stock. As of September 30, 2004 we have outstanding 19,010,342 shares of common stock. More than 99% of the shares outstanding prior to the completion of our initial public offering are subject to lock-up agreements under which the holders of such shares have agreed not to sell or otherwise dispose of any of their shares for a period of 180 days after the date of our prospectus, dated September 29, 2004 without the prior written consent of Deutsche Bank Securities Inc. and us. After the 180-day period, 9,689,870 shares held by current stockholders will be eligible for sale under Rule 144, Rule 144(k) or Rule 701. The remaining 5,320,472 shares held by existing stockholders will become eligible for sale from time to time in the future under Rule 144, Rule 144(k) or Rule 701. Certain existing stockholders holding approximately 8,634,935 shares of common stock are also entitled to certain registration rights with respect to their shares of common stock.

The price of our common stock may fluctuate significantly, which could lead to losses for stockholders.

The trading prices of securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Further, our common stock has no prior trading history. Factors, some of which are beyond our control, that could affect the trading price of our common stock may include:

•	variations in our results of operations;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	litigation, legislation, regulation or technological developments that adversely affect our business;

•	changes in the estimates of our results of operations, changes in recommendations and the research and reports that may be published by any securities analyst that elects to follow our company or industry; and

•	market conditions in our industry, the industries of our subscribers and the economy as a whole.

Provisions in Delaware law and our charter documents may make it difficult for a third party to acquire us and could depress the price of our common stock.

Provisions of Delaware law, our certificate of incorporation and our bylaws could make it more difficult for a third party to acquire control of us. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law, which would make it difficult for another party to acquire us without the approval of our board of directors;

•	our certificate of incorporation authorizes our board of directors to issue preferred stock without requiring stockholder approval, and preferred stock could be issued as a defensive measure in response to a takeover proposal; and

•	our certificate of incorporation or bylaws:

•	creates a classified board of directors;

•	prohibits cumulative voting in the election of directors;

•	limits the persons who may call special meetings of our stockholders; and

•	imposes advance notice requirements for nominations for election to our board of directors and for proposing matters to be acted upon by our stockholders.

These and other provisions of Delaware law, our certificate of incorporation and our bylaws may make it more difficult for a third party to acquire us even if an acquisition might be in the best interests of our stockholders, and the price at which shares of our common stock are purchased and sold therefore may be depressed.

We are incurring increased costs as a result of being a public company.

As a public company, we are incurring significant additional legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq National Market, require changes in corporate governance practices of public companies. We expect these new rules and regulations to further increase our legal and financial compliance costs and to make certain compliance and reporting activities more time-consuming. We also expect it to be more difficult and more expensive for us to obtain and maintain director and officer liability insurance, which may cause us to accept reduced policy limits and reduced coverage or to incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur, but these additional costs and demands on management time and attention may harm our business and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk. We do not currently do any business denominated in foreign currencies and, therefore, are not subject to any significant foreign currency exchange risk.

Interest rate sensitivity. We had cash and cash equivalents totaling $4,815,000 and marketable securities totaling $10,000,000 at September 30, 2004, and cash and cash equivalents totaling $6,187,000 at June 30, 2004. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents or marketable securities as a result of changes in interest rates. Declines in interest rates, however, will reduce our future interest income.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this review. Areas for improvement include streamlining our domestic and international billing processes, further limiting internal access to certain data systems and continuing to improve coordination across business functions. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we expect to make changes in our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2004, a licensing agent for J2 Global Communications, Inc., or J2, sent to us a letter suggesting that an aspect of our services may employ inventions covered by U. S. Patent No. 6,350,066, “Systems and methods for storing, delivering and managing messages,” or the ‘066 patent, and offering a non-exclusive license for that patent. On August 24, 2004, J2 filed a complaint against us in the United States District Court for the Central District of California alleging that our operations infringe the ‘066 patent. J2’s complaint seeks unspecified damages and permanent injunctive relief, among other relief. We have reviewed the ‘066 patent and believe that although the claims of the ‘066 patent disclose systems and methods that may resemble portions of our prior operations, we do not use those same systems and methods in our present operations. Therefore, we believe that we do not infringe any claim of the ‘066 patent in our present operations. We currently anticipate that the risks of the J2 litigation relate primarily to whether any aspect of our prior operations may have infringed the ‘066 patent, and whether we may be ordered to pay money damages to J2 with respect to prior periods. In addition, we received an opinion from our patent counsel that the claims of the ‘066 patent are not infringed by our operations as presently constituted. However, the scope of the litigation may be expanded over time, and the outcome of any litigation is inherently uncertain. We anticipate that J2 will continue to pursue litigation with respect to its claims, and we can offer no assurance that our present operations or past operations will not be determined to infringe or to have infringed the ‘066 patent.

In the event of an adverse result in the J2 litigation, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to our services, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the use and sale of infringing services, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. We cannot be certain that licenses will be available from J2, or any third party that has such intellectual property claims against us, on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention even if we ultimately prevail. Accordingly, we cannot predict whether the J2 matter will have a material adverse effect on our business, operating results, financial condition or cash flows. Due to the early stage of this litigation, and because J2 has sought unspecified damages, neither the outcome of this litigation nor any costs and payments resulting from the litigation nor any settlement can be determined at this time. Accordingly, no provision for any loss which may result from the J2 litigation has been recorded in the accompanying financial statements. Please see Note 5, on page 8.

We are not a party to any other material pending legal proceedings. We may from time to time, however, become subject to lawsuits in the ordinary course of our business, and any such lawsuit could substantially harm our business.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 30, 2004, the Company completed its initial public offering and began trading, selling 4,000,000 shares of its common stock at $10.00 per share, generating offering proceeds of approximately $36 million, net of offering costs. In connection with this initial public offering, the Company’s shares of Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock and Series E preferred stock all converted into shares of common stock. As of September 30, 2004, we had not received the proceeds from this offering. These proceeds are shown as a receivable, net of offering costs not yet paid, on our balance sheet as of September 30, 2004.

In addition, from June 30, 2004 to September 30, 2004, we entered into the following transactions in connection with the sale of our common stock:

Date	Shares	Price	Type of sale
8/12/04	600	$1.50	Stock option exercises
8/12/04	206	$1.67	Stock option exercises
8/12/04	286	$2.50	Stock option exercises
8/26/04	67,500	$1.00	Warrant exercise
8/26/04	10,200	$2.50	Warrant exercise
9/3/04	17,700	$1.50	Warrant exercises
9/12/04	1,500	$1.00	Stock option exercise
9/13/04	4,875	$1.67	Stock option exercises
9/13/04	2,435	$2.50	Stock option exercises

The issuance of stock options and the common stock issuable upon exercise of such options were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

The issuance of warrants and the common stock issuable upon exercise of such warrants were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, each such recipient had access to information about us and we had reasonable grounds for determining that each such recipient was an “accredited investor” as defined in Rule 501(a) under the Securities Act. Appropriate legends were affixed to share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 15, 2004, we sent a written consent to our stockholders requesting approval of the following matters in connection with our proposed initial public offering: (1) reducing the factor used and minimum price at which shares of our preferred stock would be automatically converted into shares of our common stock.

A total of 9,130,411 shares of our stock out of 14,905,059 shares issued and outstanding (on an as-converted to common stock basis) voted in favor of these matters.

On September 2, 2004, at the annual meeting of our shareholders, we requested approval of the following matters: (1) election of Jeffrey O. Henley, David F. Hofstatter, Jerry Murdock, Michael S.

Noling, Peter V. Sperling and David S. Trandal to our Board of Directors, (2) the merger of CallWave, Inc., a California corporation, or CallWave California, with and into CallWave, Inc., a Delaware corporation, or CallWave Delaware, (3) adoption of our 2004 Stock Incentive Plan, (4) adoption of our 2004 Employee Stock Purchase Plan and (5) the Amended and Restated Certificate of Incorporation to be effective upon the closing of the initial public offering.

A total of 12,075,401 shares of our stock out of 14,906,175 shares issued and outstanding (on an as-converted to common stock basis) voted in favor of these matters.

On September 17, 2004, we sent a written consent to our stockholders requesting approval of the following matters in connection with our proposed initial public offering: (1) the amendment and restatement of our Articles of Incorporation to effect a three-for-five reverse split of our outstanding shares of common stock, and effect corresponding changes in the conversion prices and conversion formula with respect to our outstanding shares of preferred stock, (2) ratification of certain changes to our stockholder equity plans to increase the number of shares set aside under such plans, and (3) ratification of the merger of CallWave California, with and into CallWave Delaware. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 603 of the California Corporations Code.

A total of 12,396,499 shares of our stock out of 14,983,695 shares issued and outstanding (on an as-converted to common stock basis) voted in favor of these matters.

At a special meeting of the shareholders of the Company on September 19, 2004, CallWave California, the sole shareholder of the Company, approved the following matters in connection with our proposed initial public offering: (1) our 2004 Stock Incentive plan, (2) 2004 Employee Stock Purchase Plan, (3) the amendment and restatement of our Certificate of Incorporation, to be filed prior to the merger of CallWave California with and into CallWave Delaware, (3) the merger of CallWave California with and into CallWave Delaware, including the form of Agreement of Merger and the form of Certificate of Merger, and (4) the Amended and Restated Certificate of Incorporation to be effective upon the closing of the initial public offering.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date: November 12, 2004	By:	/s/ David F. Hofstatter
David F. Hofstatter, President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Jason S. Spievak
Jason S. Spievak, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.