Form 10-Q
period 2004-12-31
CALLWAVE INC
filed 2005-02-07
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

At December 31, 2004, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 19,358,717.

CALLWAVE INC.

Form 10-Q

For the Quarter Ended December 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CallWave Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of June 30, 2004	As of December 31, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,187	$27,318
Marketable securities	7,003	27,226
Restricted cash	335	335
Accounts receivable; net of allowance for doubtful accounts of $402 and $373	3,690	4,785
Prepaid income tax	—	113
Other current assets	153	881

Total current assets	17,368	60,658
Property and equipment, net	1,743	1,757
Deferred tax asset	1,664	2,813
Other assets	853	12

Total assets	$21,628	$65,240

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$1,245	$1,666
Accrued payroll	758	553
Deferred revenue	2,401	2,186
Income taxes payable	1,158	368
Other current liabilities	543	1,134

Total current liabilities	$6,105	$5,907

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0 par value; 648 and 0 shares authorized, issued and outstanding at June 30, 2004 and December 31, 2004, respectively (liquidation preference of $216 and $0 at June 30, 2004 and December 31, 2004, respectively)	83	0
Series B convertible preferred stock, $0 par value; 2,829 and 0 shares authorized, issued and outstanding at June 30, 2004 and December 31, 2004, respectively (liquidation preference of $1,697 and $0 at June 30, 2004 and December 31, 2004, respectively)	1,691	0
Series C convertible preferred stock, $0 par value; 1,229 and 0 shares authorized, issued and outstanding at June 30, 2004 and December 31, 2004, respectively (liquidation preference of $1,475 and $0 at June 30, 2004 and December 31, 2004, respectively)	1,472	0
Series D convertible preferred stock, $0 par value; 1,706 and 0 shares authorized, issued and outstanding at June 30, 2004 and December 31, 2004, respectively (liquidation preference of $4,094 and $0 at June 30, 2004 and December 31, 2004, respectively)	4,077	0
Series E convertible preferred stock, $0 par value; 11,100 and 0 shares authorized at June 30, 2004 and December 31, 2004, respectively; 7,819 and 0 shares issued and outstanding at June 30, 2004 and December 31, 2004, respectively (liquidation preference of $21,190 and $0 at June 30, 2004 and December 31, 2004, respectively)	21,438	0
Common stock, $0 par value; 50,000 and 100,000 shares authorized at June 30, 2004 and December 31, 2004, respectively; 6,367 and 19,359 shares issued and outstanding at June 30, 2004 and December 31, 2004, respectively	3,998	69,697
Deferred compensation	(303)	(696)
Accumulated deficit	(16,933)	(9,668)

Total stockholders’ equity	15,523	59,333

Total liabilities and stockholders’ equity	$21,628	$65,240

See accompanying notes

CallWave Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
	(unaudited)

Revenues	$9,557	$11,669	$18,254	$22,714
Cost of sales	2,934	2,942	5,658	6,144

Gross profit	6,623	8,727	12,596	16,570

Operating expenses:
Sales and marketing	1,534	2,857	2,746	4,974
Research and development	1,137	1,608	2,397	3,276
General and administrative	1,050	1,806	2,268	3,081

Total operating expenses	3,721	6,271	7,411	11,331

Operating income	2,902	2,456	5,185	5,239
Interest income (expense), net	20	266	32	317

Income before income taxes	2,922	2,722	5,217	5,556
Income tax expense (benefit)	—	(1,643)	1	(1,709)

Net income	$2,922	$4,365	$5,216	$7,265

Net income per share:
Basic	$0.52	$0.23	$0.93	$0.56
Diluted	0.19	0.20	0.34	0.38

Weighted-average common shares outstanding:
Basic	5,643	19,184	5,607	12,862
Diluted	15,274	21,381	15,245	19,373

See accompanying notes.

CallWave Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended December 31,
	2003	2004
	(unaudited)
Cash flows from operating activities:
Net income	$5,216	$7,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	351	384
Amortization of deferred compensation	37	114
Non-employee equity based compensation	—	8
Deferred tax asset	—	(1,149)
Bad debt expense	791	576

Changes in operating assets and liabilities:

Accounts receivable, net of bad debt expense	(1,429)	(1,671)
Prepaid income tax	—	(113)
Other assets	(46)	114
Accounts payable	126	420
Accrued payroll	(61)	(205)
Deferred revenues	862	(215)
Income taxes payable	—	(790)
Accrued other liabilities	130	591

Net cash provided by operating activities	5,977	5,329

Cash flows from investing activities:
Purchases of marketable securities	—	(20,223)
Purchases of property and equipment	(118)	(398)

Net cash used in investing activities	(118)	(20,621)

Cash flows from financing activities:
Exercises of stock options and warrants	179	1,198
Proceeds from initial public offering	—	37,200
Costs incurred in initial public offering	—	(1,975)

Net cash provided (used) by financing activities	179	36,423

Net increase (decrease) in cash and cash equivalents	6,038	21,131
Cash and cash equivalents at beginning of the period	2,380	6,187

Cash and cash equivalents at end of the period	$8,418	$27,318

Supplemental disclosures of cash flow information
Cash paid for:
Income taxes	$1	$343
Interest	—	—

Supplemental schedule of non-cash transactions
Equity based deferred compensation	$7	$515

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

Revenue recognition—The Company earns revenues from paid subscriber services, and to a lesser extent, fees earned from local exchange carrier call termination access charges, advertisements and the offering of third-party products and services to our subscribers.

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

In addition to the direct relationship that the Company has with the majority of its paid subscribers, the Company also has a channel relationship agreement with an Internet service provider (ISP) and other companies whereby those companies’ customers are offered a co-branded subscription service. Under the terms of these agreements, CallWave receives a net payment from those companies, based upon the number of their customers registered for CallWave’s services. CallWave records the net amount received from those companies as revenue in accordance with Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent.

Local exchange carrier call termination access revenues consist of access charges paid by long-distance carriers to our wholly-owned subsidiary, Liberty Telecom, when it terminates a call from that long-distance carrier. Termination access revenue is recognized as call termination services are provided, since collectibility is reasonably assured at that time.

Revenues from advertising and the offering of third-party products and services to our subscribers are recognized either when the advertising is displayed or, in certain cases, as our subscribers take action according to the contractual terms with the third parties, since collectibility is reasonably assured at that time.

Deferred revenue—Deferred revenue consists of customer prepayments of subscription fees, which will be earned in the future under agreements existing at the balance sheet date. Deferred revenue is amortized ratably over the period in which services are provided.

Concentrations of credit risk—The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The receivable from the vendor at June 30, 2004 and December 31, 2004 was $3,423,000 and $4,423,000, respectively.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Six-Months Ended December 31,
	2003	2004	2003	2004
	(unaudited, in thousands except per share data)

Basic and diluted net income per share:
Net income attributable to common stockholders	$2,922	$4,365	$5,216	$7,265
Weighted-average common shares outstanding	5,643	19,184	5,607	12,862

Effect of dilutive securities:
Add: Stock options and warrants	1,092	2,197	1,099	2,288
Add: Convertible preferred shares	8,539	—	8,539	4,223

Weighted-average common shares outstanding for diluted calculation	15,274	21,381	15,245	19,373
Net income per share:
Basic	$0.52	$0.23	$0.93	$0.56
Diluted	0.19	0.20	0.34	0.38

Options to purchase 463,000 and 59,000 shares with exercise prices equal to or greater than the average fair value of common stock were outstanding during the six months ended December 31, 2003 and 2004, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

2.	Related Party Transactions

In February 2004, the Company entered into an agreement with Insight Venture Management, LLC, an affiliate of Insight Venture Associates IV, LLC, a shareholder of the Company, to make available to it certain of Insight’s business development personnel to assist the Company with market assessment, research and analysis. Under the terms of this agreement, the Company pays Insight $75,000 per year, payable in four quarterly installments at the end of each calendar quarter. The price paid in this transaction was determined by considering the market rate for business development personnel possessing similar skills and experience. The Company will voluntarily terminate this agreement as of February 16, 2005.

3.	Stockholders’ Equity

Common Stock

As of December 31, 2004, the Company is authorized to issue 100,000,000 shares of common stock. As of December 31, 2004, 3,053,995 shares of common stock are reserved for the 404,655 warrants and 2,649,340 stock options issued and outstanding.

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

Warrants

As of December 31, 2004, the Company has issued and outstanding warrants to purchase up to 404,655 shares of common stock at exercise prices of between $0.55 - $4.00. The Company had 840,555 warrants issued and outstanding at June 30, 2004, and 435,900 warrants were exercised during the six months ended December 31, 2004.

4.	Stock Option Plans

As of December 31, 2004, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. Shares reserved under these plans at December 31, 2004, consist of 1,700,000 shares, 2,250,000 shares and 1,350,000 shares authorized of which 19,600, 1,809,647 and 493,160 options are outstanding under the 2004, 2000 and 1999 Option Plans, respectively.

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

	Three Months Ended December 31,		Six-Months Ended December 31,
	2003	2004	2003	2004
Weighted average fair value of stock options granted	$0.24	$4.41	$0.24	$1.74
Risk free interest rate	4.30%	4.12%	4.33%	4.27%
Expected life (in years)	4.0	4.0	4.0	4.0

Expected volatility	0.00%	50.00%	0.00%	2.94%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price
Balance June 30, 2004	2,374,812	$2.11
Options granted	289,186	10.02
Options canceled	(9,931)	2.64
Options exercised	(9,902)	1.78

Balance September 30, 2004	2,644,165	2.98
Options granted	19,600	10.16
Options canceled	(6,550)	3.28
Options exercised	(7,875)	2.05

Balance December 31, 2004	2,649,340	3.03

As of June 30, 2004 and December 31, 2004, there are 1,686,741 and 1,859,480, respectively, exercisable options outstanding with a weighted-average exercise price of $1.80 and $2.02, respectively. As of June 30, 2004 and December 31, 2004, the weighted-average remaining contractual life of outstanding options is 7.6 years and 7.7 years, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 – $0.83	95,748	9.5	$0.002	95,748	$0.002
$0.84 – $1.67	1,196,509	6.1	1.39	1,153,819	1.38
$1.68 – $2.50	830,797	8.3	2.50	505,190	2.50
$2.51 – $3.33	134,850	9.4	2.81	27,475	2.80
$3.34 – $5.00	7,800	9.6	4.17	1,300	4.17
$5.01 – $8.33	18,900	9.6	7.08	2,753	7.08
$8.34 – $11.67	364,736	9.9	10.28	73,195	10.89

	2,649,340	7.7	3.03	1,859,480	2.02

Stock-based awards through September 30, 2004 were valued using the minimum-value option pricing model. Stock-based awards subsequent to September 30, 2004 are valued using the Black-Scholes option pricing model. In addition to the factors used to estimate the fair value of stock options issued using the minimum-value method, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with SFAS 123, in arriving at an estimated fair value. The minimum-value method does not consider stock price volatility.

Deferred Compensation

The Company recorded aggregate deferred compensation of $0 for the three months ended December 31, 2004 and $7,000 and $515,000 for the six months ended December 31, 2003 and 2004, respectively, in connection with stock options issued to employees. For the three months ended December 31, 2003, the Company recorded a net reduction to deferred compensation of $3,000, as the unamortized fair value of options cancelled during that period was greater than the fair value of options granted during that period. The Company recognized total compensation expense of $12,000 and $72,000 for the three months ended December 31, 2003 and 2004, respectively, and $37,000 and $114,000 for the six months ended December 31, 2003 and 2004, respectively, related to the amortization of deferred compensation.

5.	Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases. Rental expense under operating lease agreements was $116,000 and $118,000 for the three months ended December 31, 2003 and 2004, respectively, and $221,000 and $237,000 for the six months ended December 31, 2003 and 2004, respectively.

Future minimum commitments remaining under these agreements as of December 31, 2004, are as follows:

Minimum Commitment
(in thousands)
Fiscal Year Ending June 30:
2005	$195
2006	66
2007	58
2008	24
2009	0

Other Commitments and Contingencies

The Company has long-distance service agreements with four carriers. As of December 31, 2004, minimum obligations under these agreements due within one year total $2,344,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of December 31, 2004, minimum obligations due within one year under agreements with providers of billing and collection services total $775,000.

In July 2004, a licensing agent for J2 Global Communications, Inc., or J2, sent to the Company a letter suggesting that an aspect of its services may employ inventions covered by U. S. Patent No. 6,350,066, or the ‘066 patent, and offering a non-exclusive license for that patent. On August 24, 2004, J2 filed a complaint against the Company in the United States District Court for the Central District of California alleging that the Company’s operations infringe the ‘066 patent. J2’s complaint seeks unspecified damages and permanent injunctive relief, among other relief. On December 30, 2004, the Company agreed to stipulate to amend the above-referenced complaint to include two additional patents, specifically U. S. Patent Nos. 6,564,321, or the ‘321 patent, and 6,208,638, or the ‘638 patent. The Company anticipates that J2 will continue to pursue litigation with respect to its claims, and can offer no assurance that its present operations or past operations will not be determined to infringe or to have infringed these patents.

The Company in October 2004 received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone System,” or the ‘694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the ‘266 patent. On January 19, 2005, the Company filed in the United States District Court for the Central District of California an action for declaratory relief, in which the Company is seeking to have the court declare that the Company does not infringe the ‘694 patent or the ‘266 patent. The Company has received an opinion of counsel that the Company’s operations do not infringe ‘694 patent or ‘266 patent, although the Company can offer no assurance that a court would agree with that opinion.

In the event of an adverse result in the J2 litigation, in the Web Telephony litigation, or in any other litigation between the Company and third parties that may arise in the future with respect to intellectual property rights relevant to the Company’s services, the Company could be required to pay substantial damages, including treble damages if a court determines that the Company has willfully infringed a third party’s patent rights, to cease the use and sale of infringing services, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. The Company cannot be certain that licenses will be available on commercially reasonable terms, or at all, from J2 or Web Telephony, or any third party that has such intellectual property claims against us. In addition, litigation frequently involves substantial expenditures and can require significant management attention even if the Company ultimately prevails. Accordingly, the Company cannot predict whether the J2 litigation or the Web Telephony litigation will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. Due to the early stage of these two actions, and because neither J2 nor Web Telephony has sought specified damages, neither the outcome of the litigation nor any costs or payments resulting from the litigation nor any settlement can be determined at this time. Accordingly, no provision for any loss which may result from the J2 litigation or the Web Telephony litigation has been recorded in the accompanying financial statements. In addition, the Company and its subsidiary in the future may encounter legal claims in the normal course of business. In the opinion of the Company, the costs associated with the resolution of existing legal claims cannot be precisely estimated at this time, and the Company has not yet determined whether such costs will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

6.	Income Taxes

The provision for income taxes consists of the following for each of the periods ended:

	Three Months Ended December 31,		Six-Months Ended December 31,
	2003	2004	2003	2004
	(in thousands)
Current federal provision	$0	$334	$0	$542
Current state	0	17	1	168
Deferred (benefit)	0	(1,994)	0	(2,419)

	0	$(1,643)	$1,000	$(1,709)

The difference between the effective tax rates and the statutory tax rates are reconciled as follows:

	Three Months Ended December 31,		Six-Months Ended December 31,
	2003	2004	2003	2004
	(in thousands)
Statutory rate (34%) applied to income before provision for income taxes	$994	$925	$1,774	$1,889
State taxes, net of Federal and other tax benefits	175	159	313	324
Non deductible expenses and other	63	114	126	116
Utilization of net operating loss and other tax benefit carryforwards	(1,232)	$(963)	(2,212)	(1,569)
Change in valuation allowance	0	(1,878)	0	(2,469)

	$0	$(1,643)	$1	$(1,709)

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at June 30, 2004 and December 31, 2004 is presented below:

	As of June 30, 2004	As of December 31, 2004
	(in thousands)

Deferred tax assets:
Net operating loss carryforwards	$8,390	$5,582
Tax credits	990	2,637
Equity compensation	2,139	312
Other	435	455

Total deferred tax assets	11,954	8,986
Deferred tax liabilities:
Depreciation	(312)	(345)
Valuation allowance	(9,978)	(5,828)

Net deferred taxes	$1,664	$2,813

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Use of net operating loss and other carryforwards are limited by the “change of ownership” rules described below. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The valuation allowance decreased by approximately $4,174,000 during the year ended June 30, 2004 and decreased by approximately $4,150,000 for the six months ended December 31, 2004, primarily due to the utilization of net operating loss and tax credit carryforwards. Also, as of December 31, 2004, the Company expects to use some of its net operating loss carryforwards in future periods.

As of December 31, 2004, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $11 million and $21 million, respectively. The losses begin to expire in fiscal year 2006. In addition, the Company has available tax credit carryforwards of approximately $1,486,000 and $810,000 for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2028. California tax credits can be carried over indefinitely.

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

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our Registration Statement on Form 8A filed September 29, 2004, as amended, and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We provide application services on a subscription basis that add features and enhanced functionality to the telecommunications services obtained from third party providers and used by mainstream consumers and small and home offices. Our software-based services are delivered on our proprietary Enhanced Services Platform, which allows subscribers to manage calls across existing landline, mobile and Internet networks. As of December 31, 2004, we had approximately 862,000 paid subscribers for these application services. Because our services improve the utilization of existing telecommunications services by our subscribers, we believe that our application services complement the efforts of landline, mobile and Internet service providers to reduce their subscriber churn. This has allowed us to establish cooperative relationships with network service providers.

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

Sources of Revenue

We earn revenues primarily from subscription services, and to a lesser extent, fees earned from local exchange carrier call termination access charges, advertisements and the offering of third-party products and services to our subscribers. Subscription revenues are driven primarily by the number of paid subscribers for our service and the average subscription price, which in turn is driven by the composition and pricing of our service levels. None of our customers accounted for more than 10% of our revenues in any fiscal year.

As December 31, 2004 we had deferred revenue of $2,186,000. We defer revenue when subscribers pre-pay us for annual subscriptions or pay monthly subscriptions where the balance of the services have not yet been provided for that month. This deferred revenue is recognized as revenue as services are delivered. We expect to maintain a positive deferred revenue balance for the foreseeable future.

We expect the trend of increasing subscription revenues to continue as we remain focused on increasing the number of our paid subscribers. However, we expect the principal growth in our land-line enhancement services will need to come primarily from the implementation of distribution partnerships as we transition our development and marketing resources to growing our recently launched mobile services. These partnerships typically deliver subscribers to us at a lower subscriber acquisition cost but also with a lower average revenue per user, or “ARPU”. Accordingly, we expect that a greater portion of our revenues in future periods will come from our mobile services. We expect termination access fee revenue to decline due to expected decreases in tariffs allowed by the FCC. We expect revenues from advertisements and the offering of third-party products and services to our subscribers to remain relatively stable.

Cost of Sales and Operating Expenses

Cost of sales. Cost of sales consists primarily of billing and collection costs, long-distance telephone service expenses incurred to deliver our services, and systems and communications infrastructure costs. Sales expenses related to advertising revenues are also included in cost of sales, which consist primarily of sales commissions and related expenses. The two most significant components of our cost of sales are our billing costs and network service provider costs.

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

We expect our billing and collection costs to increase on an absolute basis as we increase the number of our paid subscribers. However, we do not anticipate that our near-term billing and collection costs will increase substantially as a percentage of recognized revenue. We expect our overall network service provider costs to increase on an absolute basis as we increase the number of our paid subscribers. However, we expect our network service provider costs to remain relatively constant or potentially even decline on a per-user basis, as we attempt to optimize our underlying telecommunications network usage and also negotiate more advantageous pricing agreements with our network service providers.

We recently entered into a contractual relationship with a network service provider that we expect may permit us to increasingly provide our services using the Internet instead of using long-distance carrier lines. We believe that the increased use of the Internet could allow us to decrease our communications costs per subscriber. However, we cannot assure you that we will be able to successfully use the Internet in order to achieve the anticipated cost benefits. If we are unable to do so, our costs of sales may increase at a rate greater than anticipated, which could adversely affect our operating margins and profitability.

Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses for marketing personnel and consultants, promotional fees and media costs related to customer acquisition. We expect our sales and marketing costs to increase as we will need to identify and market to potential subscribers who are willing to begin paying for our services following a free trial. In addition, we expect to increase our customer acquisition spending in order to grow our recently launched mobile services. We intend to continue marketing our services to potential subscribers through Internet-based advertising and referrals by our affiliates. These channels will likely be more expensive and we expect it will be more difficult to measure the exact costs of acquiring customers through those channels. In the future, we expect sales and marketing expenses to increase as a percentage of revenue.

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

Revenue recognition. We earn revenues from paid subscriber services, and to a lesser extent, fees earned from local exchange carrier call termination access charges, advertisements and the offering of third-party products and services to our subscribers.

Our subscription revenues consist of monthly recurring subscription fees, which are paid in one of three ways: a charge placed on the customer’s telephone bill, credit card or paper invoice. In accordance with accounting principles generally accepted in the United States and with the Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, we recognize revenue when there is persuasive evidence of an arrangement, our software has been successfully downloaded, the fees are fixed and determinable and collection is reasonably assured. We defer the portion of subscription fees collected in advance and recognize that portion over the subscription period, beginning at the time the fee becomes due and collection is reasonably assured. In addition, with certain of our channel relationships, we record the net amount received as revenue in accordance with Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. For those subscribers who are billed in arrears, the Company estimates collections to be received in subsequent months for services previously delivered.

Local exchange carrier call termination access revenues consist of access charges paid by long-distance carriers to our wholly-owned subsidiary, Liberty Telecom, when it terminates a call from that long-distance carrier. Termination access revenue is recognized as call termination services are provided, since collectibility is reasonably assured at that time.

Revenues from advertising and the offering of third-party products and services to our subscribers are recognized either when the advertising is displayed or, in certain cases, as our subscribers take action according to the contractual terms with the third parties, since collectibility is reasonably assured at that time.

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts and negotiated bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $402,000 as of June 30, 2004 and $373,000 as of December 31, 2004. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies.

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

In estimating the value of employee stock options, we use the Black-Scholes option pricing model, assuming no expected dividends, an expected life of four years and 50% volatility. As a private company, we used the minimum-value option pricing model, assuming no expected dividends, an expected life of four years and 0% volatility. In estimating the value of non-employee stock options and warrants, we use the Black-Scholes option pricing model.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At December 31, 2004, we had net deferred tax assets of $8,641,000. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $5,828,000 for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2006 and 2019, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $2,813,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the 2005 and 2006 fiscal years. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. An example of an event that might occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results.

Results of Operations

The following tables set forth our statement of operations data, operations data as a percent of revenues and supplemental revenue data for each of the periods indicated, as well as paid subscriber data as of each of the dates indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
	(unaudited, in thousands)
Statement of Operations Data:
Revenues	$9,557	$11,669	$18,254	$22,714
Cost of sales	2,934	2,942	5,658	6,144

Gross profit	6,623	8,727	12,596	16,570

Operating expenses:
Sales and marketing	1,534	2,857	2,746	4,974
Research and development	1,137	1,608	2,397	3,276
General and administrative	1,050	1,806	2,268	3,081

Total operating expenses	3,721	6,271	7,411	11,331

Operating income	2,902	2,456	5,185	5,239
Interest income (expense), net	20	266	32	317

Income before income taxes	2,922	2,722	5,217	5,556
Income tax expense (benefit)	—	(1,643)	1	(1,709)

Net income	$2,922	$4,365	$5,216	$7,265

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
	(unaudited, in thousands)
Percent of Revenues:
Revenues	100%	100%	100%	100%
Cost of sales	31	25	31	27

Gross profit	69	75	69	73

Operating expenses:
Sales and marketing	16	24	15	22
Research and development	12	14	13	14
General and administrative	11	15	12	14

Total operating expenses	39	54	41	50

Operating income	30	21	28	23
Interest income (expense), net	0	2	0	1

Income before income taxes	31	23	29	24
Income tax expense (benefit)	—	(14)	0	(8)

Net income	31%	37%	29%	32%

	Three Months Ended December 31,		Six-Months Ended December 31,
	2003	2004	2003	2004
	(unaudited, in thousands)
Supplemental Revenue Data:
Subscription	$9,482	$11,589	$18,093	$22,606
Termination access fees	75	19	161	47
Advertising and third-party offers	—	61	—	61

Total revenue	$9,557	$11,669	$18,254	$22,714

	As of December 31,
	2003	2004
Subscriber Data:
Paid Subscribers	740	862

Three Months Ended December 31, 2004 and December 31, 2003

Revenues. Revenues were $11,669,000 for the three months ended December 31, 2004, compared to $9,557,000 for the three months ended December 31, 2003, an increase of $2,112,000, or 22%. Subscription revenues were $11,589,000 for the three months ended December 31, 2004, representing 99% of revenues, compared to $9,482,000 for the three months ended December 31, 2003, representing 99% of revenues, an increase of $2,107,000, or 22%. The increase in our revenues for the three months ended December 31, 2004 was attributable primarily to an increase in the number of paid subscribers from approximately 740,000 at December 31, 2003 to approximately 862,000 at December 31, 2004. We also increased our average revenue per subscriber, or “ARPU,” by both increasing the proportionate number of our subscribers at our $7.95 level of service and also implementing a price increase for a portion of our subscribers who had been at our $3.95 per month level of service. These increases in ARPU were partially offset by the acquisition of a greater number of indirect subscribers during the three months ended December 31, 2004, than in the three months ended December 31, 2003.

Cost of sales. Cost of sales was $2,942,000 for the three months ended December 31, 2004, compared to $2,934,000 for the three months ended December 31, 2003, an increase of $8,000, or 0%. The costs associated with the increase in our paid subscriber base were offset by a decrease in the average billing costs per subscriber. The decrease in the average billing cost per subscriber was due to the acquisition of a greater number of indirect subscribers during the three months ended December 31, 2004, for which our average billing costs are lower than for our directly acquired subscribers. The decrease in average billing costs per subscriber was also due to an increase in the percentage of our paid subscribers who elected to pay via credit card instead of through their local telephone company, which is currently our most expensive billing method. As a result, our gross margins increased from 69% for the three months ended December 31, 2003, to 75% for the three months ended December 31, 2004.

Sales and marketing. Sales and marketing expenses were $2,857,000, or 24% of revenues, for the three months ended December 31, 2004, compared to $1,534,000, or 16% of revenues, for the three months ended December 31, 2003, an increase of $1,323,000, or 86%. The increase in sales and marketing expenses was primarily due to increases in spending on customer acquisition for the three months ended December 31, 2004, the seasonally higher media costs in the fourth calendar quarter when we began the initial marketing of our new mobile services, and also to increased sales and marketing staffing costs to support the launch and marketing of our new mobile services. We anticipate that our sales and marketing costs will continue to increase as we develop distribution channels for our new mobile services.

Research and development. Research and development expenses were $1,608,000, or 14% of revenues, for the three months ended December 31, 2004, compared to $1,137,000, or 12% of revenues, for the three months ended December 31, 2003, an increase of $471,000, or 41%. The increase in research and development expenses was due to increased staffing costs.

General and administrative. General and administrative expenses were $1,806,000, or 15% of revenues for the three months ended December 31, 2004, compared to $1,050,000, or 11% of revenues, for the three months ended December 31, 2003, an increase of $756,000, or 72%. The increase in general and administrative expenses was due primarily to an increase in legal, accounting, bad debt, insurance, investor relations, staffing and Board of Directors costs. Specifically, legal expenses related to general and administrative matters were $251,000 for the three months ended December 31, 2004, compared to $137,000 for the three months ended December 31, 2003, an increase of $114,000. This increase was due to our transition to public company status and efforts to resolve intellectual property disputes.

Income tax provision. We recognized an income tax benefit for the three months ended December 31, 2004 of $1,643,000, as we determined it was more likely than not that we would be able to realize a portion of our net deferred tax assets for the three months ended December 31, 2004. These net deferred tax assets were fully reserved prior to March 31, 2004. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Net income. Net income was $4,365,000 for the three months ended December 31, 2004, compared to $2,922,000 for the three months ended December 31, 2003, an increase of $1,443,000 or 49%. This increase in net income was primarily the result of an increase in our net income tax benefit. During the three months ended December 31, 2004, our revenues increased by $2,112,000, while our cost of sales increased by $8,000 and operating expenses increased by $2,550,000. Our net margin was 37% and 31% for the three months ended December 31, 2004 and 2003, respectively.

Six Months Ended December 31, 2004 and December 31, 2003

Revenues. Revenues were $22,714,000 for the six months ended December 31, 2004, compared to $18,254,000 for the six months ended December 31, 2003, an increase of $4,460,000, or 24%. Subscription revenues were $22,606,000 for the six months ended December 31, 2004, representing 99% of revenues, compared to $18,093,000 for the six months ended December 31, 2003, representing 99% of revenues, an increase of $4,513,000, or 25%. The increase in our revenues for the six months ended December 31, 2004 was attributable primarily to an increase in the number of paid subscribers from approximately 740,000 at December 31, 2003 to approximately 862,000 at December 31, 2004. We also increased our average revenue per subscriber, or “ARPU,” by both increasing the proportionate number of our subscribers at our $7.95 level of service and also implementing a price increase for a portion of our subscribers who had been at our $3.95 per month level of service. These increases in ARPU were partially offset by the acquisition of a greater number of indirect subscribers during the six months ended December 31, 2004, than in the six months ended December 31, 2003.

Cost of sales. Cost of sales was $6,144,000 for the six months ended December 31, 2004, compared to $5,658,000 for the six months ended December 31, 2003, an increase of $486,000, or 9%. The increase in our cost of sales for the six months ended December 31, 2004 was primarily attributable to the increase in our paid subscriber base which resulted in increased billing costs and telecommunication usage costs. The costs associated with the increase in our paid subscriber base were partially offset by a decrease in the average billing costs per subscriber. The decrease in the average billing cost per subscriber was due to the acquisition of a greater number of indirect subscribers during the six months ended December 31, 2004, for which our average billing costs are lower than for our directly acquired subscribers. The decrease in average billing costs per subscriber was also due to an increase in the percentage of our paid subscribers who elected to pay via credit card instead of through their local telephone company, which is currently our most expensive billing method. Our gross margins increased from 69% for the six months ended December 31, 2003, to 73% for the six months ended December 31, 2004.

Sales and marketing. Sales and marketing expenses were $4,974,000, or 22% of revenues, for the six months ended December 31, 2004, compared to $2,746,000, or 15% of revenues, for the six months ended December 31, 2003, an increase of $2,228,000, or 81%. The increase in sales and marketing expenses was primarily due to increases in spending on customer acquisition for the six months ended December 31, 2004 and also to the seasonally higher media costs in the fourth calendar quarter when we began the initial marketing of our new mobile services, and also to increased sales and marketing staffing costs to support the launch and marketing of our new mobile services. We anticipate that our sales and marketing costs will continue to increase as we develop distribution channels for our new mobile services.

Research and development. Research and development expenses were $3,276,000, or 14% of revenues, for the six months ended December 31, 2004, compared to $2,397,000, or 13% of revenues, for the six months ended December 31, 2003, an increase of $879,000, or 37%. The increase in research and development expenses was due to increased staffing costs.

General and administrative. General and administrative expenses were $3,081,000, or 14% of revenues for the six months ended December 31, 2004, compared to $2,268,000, or 12% of revenues, for the six months ended December 31, 2003, an increase of $813,000, or 36%. The increase in general and administrative expenses was due primarily to an increase in legal, accounting, insurance, investor relations, staffing and Board of Directors costs, partially offset by decreased bad debt expense. Specifically, legal expenses related to general and administrative matters were $341,000 for the six months ended December 31, 2004, compared to $164,000 for the six months ended December 31, 2003, an increase of $177,000. This increase was due to our transition to public company status and efforts to resolve intellectual property disputes. Bad debt expense was $576,000, or 3% of revenues for the six months ended December 31, 2004, compared to $791,000, or 4% of revenues for the six months ended December 31, 2003, a decrease of $215,000, or 27%, and improved as we became more efficient at billing our subscribers.

Income tax provision. We recognized an income tax benefit for the six months ended December 31, 2004 of $1,709,000, as we determined it was more likely than not that we would be able to realize a portion of our net deferred tax assets for the six months ended December 31, 2004. These net deferred tax assets were fully reserved prior to March 31, 2004. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Net income. Net income was $7,265,000 for the six months ended December 31, 2004, compared to $5,216,000 for the six months ended December 31, 2003, an increase of $2,049,000 or 39%. This increase in net income was primarily the result of an increase in our net income tax benefit. During the six months ended December 31, 2004, our revenues increased by $4,460,000, while our cost of sales increased by $486,000 and operating expenses increased by $3,920,000. Our net margin was 32% and 29% for the six months ended December 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

At December 31, 2004, our principal sources of liquidity were cash and cash equivalents of $27,318,000, marketable securities of $27,226,000, and accounts receivable net of allowance for doubtful accounts of $4,785,000.

Net cash provided by operating activities was $5,329,000 for the six months ended December 31, 2004 and $5,977,000 for the six months ended December 31, 2003. Net cash provided by operating activities for the six months ended December 31, 2004 consisted of $7,265,000 of net income and $384,000 in depreciation and amortization, offset by an increase in accounts receivable, net of bad debt expense, of $1,095,000 and by an increase in our net deferred tax asset of $1,149,000. The decrease in net cash provided by operating activities was primarily due to increased operating expenses.

Net cash provided by operating activities for the six months ended December 31, 2003 consisted of $5,216,000 of net income, $351,000 in depreciation and amortization, an increase in deferred revenues of $862,000 and an increase of $256,000 in accounts payable and other accrued liabilities, offset by $638,000 in accounts receivable, net of bad debt expense.

Net cash used in investing activities was $20,621,000 for the six months ended December 31, 2004, which consisted of purchases of $20,223,000 of marketable securities and $398,000 of property and equipment. Net cash used in investing activities consisted of purchases of property and equipment of $118,000 for the six months ended December 31, 2003.

Net cash provided by financing activities was $36,423,000 for the six months ended December 31, 2004, and consisted of net proceeds from our initial public offering and proceeds from exercises of stock options and warrants. Net cash provided by financing activities was $179,000 for the six months ended December 31, 2003, and consisted of proceeds from exercises of stock options and warrants.

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

If network service providers elect to bundle services similar to ours that they obtain from other providers or to develop such services themselves as part of their product offering, we could lose many of our paid subscribers.

The market for communications and information services is competitive, and many service providers attempt to attract and retain subscribers by offering a collection of services. While service providers that provide Internet call waiting and call management services generally impose a separate charge, those service providers may in the future bundle such services with their other service offerings, thereby effectively offering these services for no incremental fee. If we lose subscribers to those network service providers that bundle services that are competitive with ours and we are unable to find replacement subscribers willing to pay for our services, our business, revenues and profitability would be adversely affected.

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

The majority of our subscribers currently access the Internet through a dial-up connection. Those subscribers are often attracted to our enhanced services because our services allow those subscribers to monitor their incoming telephone calls while their main telephone line is busy accessing the Internet. We believe that over time most dial-up subscribers will switch to broadband that allows subscribers to use the Internet while simultaneously receiving telephone calls on their primary telephone lines. Although we have not generated substantial revenues from broadband access subscribers, we expect the growth of our business to depend upon our ability to expand and market our services successfully to broadband access subscribers. We may be required to develop additional technologies or make improvements to our existing technologies in order to market our services effectively to users that have broadband Internet access. We are also dedicating an increasing amount of our resources to developing new services for mobile phone users, and this new market opportunity will likely divert some of our resources away from the dial-up market. If we are unable to expand our services and market our services effectively to broadband access subscribers, or if we are unable to dedicate sufficient resources to the dial-up market as we develop new services for the mobile phone market, then we may lose subscribers, which would likely adversely affect our business, results of operations and financial condition.

We face competition from well-capitalized hardware vendors, software vendors and service providers against whom we may not be able to successfully compete.

Competition in the communications and information services industries is intense. We face competition for our offerings from Internet service providers, such as AOL, landline and wireless telephone companies, such as AT&T, cable companies and other communications hardware, software and services vendors. These companies are better capitalized, have greater name recognition and significantly larger existing subscriber bases than we do. We may also face competition in the future from communications hardware and software companies that are currently focused on other markets. If these or other companies provide services similar to ours, we may not be able to compete effectively, which would harm our results of operations and financial condition.

There are limited barriers to entry for other companies to provide services that compete with ours.

Telecommunications services were historically provided by companies that made substantial capital investments in their networks. The size of those investments and the time required to deploy those networks served as significant barriers to entry into such markets. In contrast, we provide software-based enhanced services that do not require substantial capital expenditures to deploy and maintain. As a result, other companies with strong technical staffs and knowledge of the communications and information services industries could compete with us without facing significant capital expenditures or other barriers to entry. As a result, we may face increasing competition from companies with significantly greater resources than we have, which may force us to reduce our prices and increase our operating expenses to remain competitive. If we are not able to compete successfully with these companies, we may lose customers or fail to grow our business as we anticipate, either of which could harm our financial condition, results of operations and prospects.

We rely upon the networks of numerous long-distance and local carriers to provide services to our subscribers. If the cost of these services were to increase, we may not be able to profitably provide our services to our subscribers.

In providing services to our subscribers, we incur a number of underlying telecommunications costs which are beyond our control. In order to deliver our services to our subscribers, our customers must subscribe to certain ancillary services from their telecommunications providers that re-route certain telephone calls from our subscribers’ telephone lines to toll-free numbers that we have leased at our software-based switching facility, which facilitates the receipt of the call by the number that the subscribers designate. Our services rely in part upon the toll-free long-distance and local services that we purchase from network service providers. The cost of these services, which we integrate into our service offerings, or which subscribers assume directly, is beyond our control and may increase for a number of reasons, including:

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

Because a significant portion of our subscribers are price sensitive, we may not be able to increase the charges for our services without adversely affecting our ability to attract and retain paid subscribers.

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

Our enhanced services currently depend on telecommunications services from our subsidiary, Liberty Telecom, which are provided using a single call-switching facility in Reno, Nevada. A catastrophic event, such as an earthquake or a fire, that destroys part or all of the facility would disrupt our business and prevent us from providing services to our subscribers for an extended period of time. While Liberty Telecom is nearing completion of our secondary call-switching facility and we already are using this facility to provide some data services to our subscribers, the second facility may not be fully operational on a timely basis, or at all. Because our subscribers expect our services to match the high reliability that characterizes services in the communications and information services industries generally, any failure in our ability to service our subscribers could cause us to lose significant numbers of subscribers, and make it more difficult to obtain new paid subscribers.

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

Our subscriber acquisition costs are dependent largely upon our ability to purchase multiple types of advertising at a reasonable cost. Our advertising costs vary over time, depending upon a number of factors, some of which are beyond our control, such as seasonality, the particular mix of advertising we use and the rate at which we convert potential subscribers into paid subscribers; and we have experienced an increase in subscriber acquisition costs in the most recent period. Historically, we have used Internet advertising as the primary means of marketing our services. In the future, we expect to expand to other more expensive forms of advertising, such as television, radio and direct mail, which would increase our subscriber acquisition costs. Our sales and marketing and other costs of acquiring new subscribers are substantial relative to the monthly fees derived from subscriptions. Based on historical trends, we expect those costs to continue to rise. If we are not able to reduce our other operating costs, increase our subscriber base or increase revenue per subscriber to offset these anticipated increased subscriber acquisition costs, our results of operations and financial condition would be adversely affected.

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

In addition, in July 2004, the licensing agent for J2 Global Communications, Inc., or J2, sent to us a letter suggesting that an aspect of our services may employ inventions covered by U.S. Patent No. 6,350,066, “Systems and methods for storing, delivering and managing messages,” or the ‘066 patent, which J2 recently had acquired, and offering a non-exclusive license for that patent. On August 24, 2004, J2 filed a complaint against us in the United States District Court for the Central District of California, alleging that our operations infringe the ‘066 patent. J2’s complaint seeks injunctive relief and unspecified damages, among other relief. We have reviewed the ‘066 patent and believe that although the claims of the ‘066 patent disclose systems and methods that may resemble portions of our prior operations, we do not use those same systems and methods in our present operations. Therefore, we believe that we do not infringe any claim of the ‘066 patent in our present operations. On December 30, 2004, we agreed to stipulate to amend the above-referenced complaint to include two additional patents, specifically U. S. Patent No. 6,564,321, “Systems and methods for storing, delivering and managing messages,” or the ‘321 patent, and U.S. Patent No. 6,208,638, “Method and apparatus for transmission and retrieval of facsimile and audio messages over a circuit or packet switched network,” or the ‘638 patent. We have reviewed the claims of these two patents and believe that we do not infringe any of those claims. We have also received opinions from our patent counsel that the claims of the three J2 patents are not infringed by our operations. However, the outcome of any litigation is inherently uncertain. We can offer no assurance that our present operations or past operations will not be determined to infringe or to have infringed J2’s patents, and we anticipate that J2 will continue to pursue litigation with respect to its claims. Accordingly, we cannot predict whether the J2 matter will have a material adverse effect on our business, operating results, financial condition and cash flows. Please see the section titled “Legal Proceedings” on page 33 for additional disclosure regarding the J2 litigation.

In October 2004, we received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone

System,” or the ‘694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the ‘266 patent. On January 19, 2005, we filed in the United States District Court for the Central District of California an action for declaratory relief, in which we are seeking to have the court declare that we do not infringe the ‘694 patent or the ‘266 patent. We have received an opinion of counsel that our operations do not infringe ‘694 patent or ‘266 patent, although we can offer no assurance that a court would agree with that opinion. The outcome of the Web Telephony litigation is uncertain, and an adverse judgment would likely have a material adverse impact upon our business and results of operations.

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

We historically have compensated third-party affiliate networks for generating a portion of our subscribers. When members of a network generate a new subscriber for us, we pay a referral fee to the coordinator of that affiliate network, and the coordinator then shares a portion of that fee with the particular member of the affiliate network who generated our subscriber. The performance of these affiliate networks as a cost-effective subscriber acquisition method depends upon a number of factors that are beyond our control, including seasonality and the particular mix of advertising our affiliate members use. If the effectiveness of these affiliate networks diminishes, then our ability to generate paid subscribers may be adversely affected. These networks occasionally are victimized by individuals who attempt to generate referral fees by submitting fabricated registration data. We have policies and procedures to confirm the legitimacy of attempted registrations, and in the past we have identified fabricated registrations which did not have a material effect on our operations. Despite such policies and procedures, we may not be able to effectively detect and address such attempts in the future. While we do not pay any referral fees for such illegitimate attempted registrations that we detect, any delay in detecting such attempts may adversely affect the accuracy of our forecasts of future revenues and earnings.

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

Our hardware and software systems are complex and are critical to our business. If our systems fail, our subscribers might experience reduced levels of service or service interruptions. Software-based services, such as ours, may contain undetected errors or failures when introduced or when new versions are released. Errors may be found in our software before or after commercial release, and, as a result, we may experience development delays or a disruption of our services. Failures in our system or interruptions to our service could cause us to lose paid subscribers and harm our business, prospects, financial condition and results of operations.

We are dependent upon billing arrangements with regional telephone companies for collecting fees from many of our subscribers.

We currently collect the majority of our revenues through billing arrangements in which our subscribers’ regional telephone companies collect our service fees from our subscribers and forward those fees to us. We collect the remainder of our revenues through our subscribers’ credit cards and checks. If the telephone companies terminated those billing arrangements, or if the cost of those arrangements increased significantly, we may be unable to continue to collect a significant portion of our revenues in this manner, and instead would have to collect those revenues through use of subscribers’ credit cards, by having subscribers mail checks to us, or by other means. Because many subscribers prefer to pay for our services through their telephone bills, any need to rely upon alternative means to collect a significant portion of our revenues may lead to a loss of a substantial portion of the subscribers who currently pay for our services as part of their monthly bill from their telephone company, a decline in the rate at which we increase the number of our paid subscribers, or significant delinquencies in payments by our subscribers. If we are not able to successfully manage and maintain these billing relationships, our bad debt reserves may increase and we may lose subscribers that prefer paying for our services on their local telephone bill.

If we are unable to maintain access to national IP-protocol based networks, then our business and results of operations may be adversely affected.

Historically, to obtain our services, our subscribers had their calls routed on long-distance circuits through the public switched telephone network to our software switching facilities in Nevada. That structure requires that we often pay for long-distance telephone service. We expect to increasingly rely upon the public Internet or third-party managed Internet protocol networks, which would not change how we provision services to our subscribers, but would allow us to reduce our cost of sales by using more of the less expensive Internet and local telephone network minutes and fewer of the more expensive long-distance telephone network minutes. We recently entered into a contract with a provider of these Internet and managed Internet protocol network services, which is a privately managed Internet where access is controlled to ensure quality of service. If we are unable to establish and effectively manage such relationships on a cost-effective basis, or if the costs associated with Internet and local telephone network minutes increase, then our ability to manage our costs may be adversely affected and our results of operations may suffer.

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

Our future capital needs are difficult to predict. We may require additional capital in order to take advantage of opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Additionally, funds generated from our operations may be less than anticipated. As of December 31, 2004, we had total working capital of $54.8 million and $27.3 million of cash and cash equivalents. For the 12 months ending June 30, 2005, we anticipate making capital expenditures of approximately $900,000. While we believe that our current capital resources along with the proceeds from this offering will be sufficient to fund our operations through the end of June 30, 2005, we may need to raise additional funds either by borrowing money or issuing additional equity in order to handle unforeseen contingencies or take advantage of new opportunities. We may not be able to raise such funds on favorable terms, if at all. If we are unable to obtain additional funds, then we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business or prospects.

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

At present there are few laws, regulations or rulings that specifically address access to or commerce on the Internet, including the provision of Internet protocol-based telephony and other IP-enabled services. We are unable to predict the impact, if any, that future legislation, regulations or legal decisions may have on our business. However, the growth in the market for IP-based telephony and other IP-enabled communications, and the popularity of these services, create the risk that governments and agencies increasingly will seek to regulate services such as our current offerings. Many legislative and regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and various state regulatory agencies. For example:

•	On March 10, 2004, the FCC released a notice of proposed rulemaking (Docket 04-36) and sought public comment regarding the regulatory classification, rights and obligations of services supported by IP technologies.

•	On April 21, 2004, the FCC released a narrow declaratory ruling finding that certain Internet protocol telephony services are telecommunications services upon which interstate access charges may be assessed. Prior to this decision, the FCC had never ruled that a service relying on Internet-protocol technology was a telecommunications service. The ruling illustrates that certain Internet-protocol based services may become subject to costs and regulations that, previously, were not thought to be applicable. This ruling, however, is not likely to have any direct effect on us in the near future.

•	In a series of decisions known as the “Computer Inquiry” decisions, the FCC imposed various legal requirements designed to facilitate competition in the information services market, including the requirement that facilities-based providers of information services tariff and offer the transport component of their information services on a stand-alone basis and take service themselves under those same terms and conditions. On October 27, 2004, BellSouth filed a petition requesting that the FCC forbear from applying (1) those Computer Inquiry requirements to the extent they require ILECs to tariff and offer the transport component of their broadband services (i.e., technologies capable of providing 200 kbps in both directions) on a stand-alone basis and to take service itself under those same terms and conditions (as well as certain related Part 64 accounting requirements); and (2) all Title II common-carriage requirements that otherwise apply to the broadband offerings of the ILECs. Other ILECs have subsequently filed similar petitions. If the FCC grants BellSouth’s petition or any similar petition, the ILECs would no longer be subject to the Computer Inquiry and Title II requirements with respect to their broadband offerings, which could enable ILECs to (1) refuse to permit subscribers to their broadband transmission services to use our enhanced services, (2) charge higher rates for underlying broadband transmission service to subscribers to our enhanced services, or (3) bundle enhanced services that are similar to our enhanced services with their broadband transmission services at such a rate that it becomes economically unfeasible for us to compete with the ILEC. If any such petition is granted and if one or more ILECs take any of those actions, then it would have a material adverse impact upon our delivery of services to broadband customers of such ILECs.

•	November 12, 2004, the FCC released an order preempting the September 11, 2003 order of the Minnesota Public Utilities Commission. In the preempted Minnesota Order, the Minnesota Commission had asserted regulatory jurisdiction over Vonage’s DigitalVoice service and ordered Vonage to comply with all state statues and regulations relating to the offering of telephone service in Minnesota, which could have required Vonage, among other things, to obtain operating authority, file tariffs, and provide and fund 911 emergency services. In addition to preempting the Minnesota Order, the FCC concluded that “comparable regulations of other states must likewise yield to important federal objectives,” although the agency did not identify, or preempt, any specific state regulations or orders apart from the Minnesota Order. Specifically, the FCC explained that, “to the extent that other VoIP services are not the same as Vonage’s but share similar basic characteristics, we believe it highly unlikely that the Commission would fail to preempt state regulation of those services to the same extent.” The FCC, however, did not determine whether DigitalVoice or any other IP-enabled service is an information or telecommunications service, and thus the regulatory classification of these services under the Act remains an open issue. An appeal of the FCC’s preemption order is currently pending.

The specific services at issue in the FCC’s preemption order were offered to the public as substitutes for, or as substantially equivalent to, existing telecommunications services. In contrast, the services that we currently offer are not offered to the public as substitutes for, or as substantially equivalent to, existing telecommunications services. Our services allow our customers to manage calls which are initiated by third parties to our customers and completed over the local service facilities of our customers’ existing telecommunications service providers. As such, our customers could not use our service unless they are also receiving telecommunications services from their own service provider. Certain decisions adopted by state commissions before the FCC issued its preemption order suggested an increased interest by some state commissions in regulating services that may be perceived as the functional equivalent of local phone service. If state regulators attempt to regulate the enhanced services that we provide or determine that the enhanced services that we provide are currently subject to their regulatory provisions, then we may be faced with substantially increased regulatory burdens and costs.

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

Our executive officers, directors and 5% stockholders together beneficially own approximately 60.1% of our common stock, including shares subject to options and warrants that confer beneficial ownership of the underlying shares. Accordingly, these stockholders, for the foreseeable future will continue to have significant influence over our affairs including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

Existing stockholders hold a significant number of shares that will be eligible for future sale. The sale of substantial amounts of these shares, or the prospect of such sales, could cause the price of our common stock to decline.

Sales of substantial amounts of shares of our common stock in the public market, or the prospect of such sales, could adversely affect the market price of our common stock. As of December 31, 2004 we have outstanding 19,358,717 shares of common stock. More than 99% of the shares outstanding prior to the completion of our initial public offering are subject to lock-up agreements under which the holders of such shares have agreed not to sell or otherwise dispose of any of their shares for a period of 180 days after the date of our prospectus, dated September 29, 2004 without the prior written consent of Deutsche Bank Securities Inc. and us. After the 180-day period, 9,689,870 shares held by current stockholders will be eligible for sale under Rule 144, Rule 144(k) or Rule 701. The remaining 5,668,847 shares held by existing stockholders will become eligible for sale from time to time in the future under Rule 144, Rule 144(k) or Rule 701. Certain existing stockholders holding approximately 8,634,935 shares of common stock are also entitled to certain registration rights with respect to their shares of common stock.

The price of our common stock may fluctuate significantly, which could lead to losses for stockholders.

The trading prices of securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Further, our common stock has a brief trading history. Factors, some of which are beyond our control, that could affect the trading price of our common stock may include:

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

Interest rate sensitivity. We had cash and cash equivalents totaling $27,318,000 and marketable securities totaling $27,226,000 at December 31, 2004, and cash and cash equivalents totaling $6,187,000 and marketable securities totaling $7,003,000 at June 30, 2004. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents or marketable securities as a result of changes in interest rates. Declines in interest rates, however, will reduce our future interest income.

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

In July 2004, a licensing agent for J2 Global Communications, Inc., or J2, sent to us a letter suggesting that an aspect of our services may employ inventions covered by U. S. Patent No. 6,350,066, “Systems and methods for storing, delivering and managing messages,” or the ‘066 patent, and offering a non-exclusive license for that patent. On August 24, 2004, J2 filed a complaint against us in the United States District Court for the Central District of California alleging that our operations infringe the ‘066 patent. J2’s complaint seeks unspecified damages and permanent injunctive relief, among other relief. We have reviewed the ‘066 patent and believe that although the claims of the ‘066 patent disclose systems and methods that may resemble portions of our prior operations, we do not use those same systems and methods in our present operations. Therefore, we believe that we do not infringe any claim of the ‘066 patent in our present operations. On December 30, 2004, we agreed to stipulate to amend the above referenced complaint to include two additional patents, specifically U. S. Patent No. 6,564,321, “Systems and methods for storing, delivering and managing messages,” or the ‘321 patent, and U.S. Patent No. 6,208,638, “Method and apparatus for transmission and retrieval of facsimile and audio messages over a circuit or packet switched network,” or the ‘638 patent. We have reviewed the claims of these two patents and believe that we do not infringe any of those claims. We have also received opinions from our patent counsel that the claims of the three J2 patents are not infringed by our operations. However, the scope of the litigation may be expanded over time, and the outcome of any litigation is inherently uncertain. We anticipate that J2 will continue to pursue litigation with respect to its claims, and we can offer no assurance that our present operations or past operations will not be determined to infringe or to have infringed these patents.

In October 2004, we received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone System,” or the ‘694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the ‘266 patent. On January 19, 2005, we filed in the United States District Court for the Central District of California an action for declaratory relief, in which we are seeking to have the court declare that we do not infringe the ‘694 patent or the ‘266 patent. We have received an opinion of counsel that our operations do not infringe ‘694 patent or ‘266 patent, although we can offer no assurance that a court would agree with that opinion. The outcome of the Web Telephony litigation is uncertain, and an adverse judgment would likely have a material adverse impact upon our business and results of operations.

In the event of an adverse result in the J2 litigation, in the Web Telephony litigation, or in any other litigation between us and third parties that may arise in the future with respect to intellectual property rights relevant to our services, we could be required to pay substantial damages, including treble damages if a court determines that we have willfully infringed a third party’s patent rights, to cease the use and sale of infringing services, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. We cannot be certain that licenses will be available on commercially reasonable terms, or at all from J2, or Web Telephone, or any third party that has such intellectual property claims against us. In addition, litigation frequently involves substantial expenditures and can require significant management attention even if we ultimately prevail. Accordingly, we cannot predict whether the J2 litigation or the Web Telephone litigation will have a material adverse effect on our business, operating results, financial condition or cash flows. Due to the early stage of these two actions, and because neither J2 nor Web Telephone has sought specified damages, neither the outcome of the litigation nor any costs and payments resulting from the litigation nor any settlement can be determined at this time. Accordingly, no provision for any loss which may result from the J2 litigation has been recorded in the accompanying financial statements. Please see Note 5, on page 8.

We are not a party to any other material pending legal proceedings. We may from time to time, however, become subject to lawsuits in the ordinary course of our business, and any such lawsuit could substantially harm our business.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In the three months ended December 31, 2004, we entered into the following transactions in connection with the sale of our common stock:

Date	Shares	Price	Type of sale
10/18/04	3,000	$1.31	Stock option exercise
11/05/04	18,000	$2.00	Warrant exercise
11/05/04	130,437	$2.50	Warrant exercise
11/05/04	57,063	$2.50	Warrant exercise
11/30/04	4,875	$2.50	Stock option exercise
12/03/04	120,000	$4.00	Warrant exercise
12/07/04	15,000	$4.00	Warrant exercise

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

None.

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

CALLWAVE, INC.,

Date: February 7, 2005	By:	/s/ DAVID F. HOFSTATTER
David F. Hofstatter,
President and Chief Executive Officer

Date: February 7, 2005	By:	/s/ JASON S. SPIEVAK
Jason S. Spievak,
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.