Form 10-Q
period 2005-03-31
CALLWAVE INC
filed 2005-05-06
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    YES  ☒    NO  ☐

At March 31, 2005, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 19,442,765.

CALLWAVE INC.

Form 10-Q

For the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CallWave Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of March 31, 2005	As of June 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,116	$6,187
Marketable securities	40,850	7,003
Restricted cash	335	335
Accounts receivable; net of allowance for doubtful accounts of $341 and $402	5,272	3,690
Inventory	586	—
Prepaid income tax	113	—
Other current assets	778	153

Total current assets	61,050	17,368
Property and equipment, net	1,723	1,743
Deferred tax asset	3,200	1,664
Other assets	380	853

Total assets	$66,353	$21,628

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$661	$1,245
Accrued payroll	800	758
Deferred revenue	1,608	2,401
Income taxes payable	408	1,158
Other current liabilities	1,042	543

Total current liabilities	$4,519	$6,105

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0 par value; 0 and 648 shares authorized, issued and outstanding at March 31, 2005 and June 30, 2004, respectively (liquidation preference of $0 and $216 at March 31, 2005 and June 30, 2004, respectively)	—	83
Series B convertible preferred stock, $0 par value; 0 and 2,829 shares authorized, issued and outstanding at March 31, 2005 and June 30, 2004, respectively (liquidation preference of $0 and $1,697 at March 31, 2005 and June 30, 2004, respectively)	—	1,691
Series C convertible preferred stock, $0 par value; 0 and 1,229 shares authorized, issued and outstanding at March 31, 2005 and June 30, 2004, respectively (liquidation preference of $0 and $1,475 at March 31, 2005 and June 30, 2004, respectively)	—	1,472
Series D convertible preferred stock, $0 par value; 0 and 1,706 shares authorized, issued and outstanding at March 31, 2005 and June 30, 2004, respectively (liquidation preference of $0 and $4,094 at March 31, 2005 and June 30, 2004, respectively)	—	4,077
Series E convertible preferred stock, $0 par value; 0 and 11,100 shares authorized at March 31, 2005 and June 30, 2004, respectively; 0 and 7,819 shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively (liquidation preference of $0 and $21,190 at March 31, 2005 and June 30, 2004, respectively)	—	21,438
Common stock, $0 par value; 100,000 and 50,000 shares authorized at March 31, 2005 and June 30, 2004, respectively; 19,443 and 6,367 shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively	69,875	3,998
Deferred compensation	(600)	(303)
Accumulated comprehensive income (loss)	(46)	—
Accumulated deficit	(7,395)	(16,933)

Total stockholders’ equity	61,834	15,523

Total liabilities and stockholders’ equity	$66,353	$21,628

See accompanying notes

CallWave Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(unaudited)
Revenues	$11,194	$10,212	$33,908	$28,466
Cost of sales	3,017	2,990	9,160	8,648

Gross profit	8,177	7,222	24,748	19,818

Operating expenses:
Sales and marketing	2,748	1,503	7,722	4,249
Research and development	1,778	1,316	5,054	3,713
General and administrative	2,070	1,452	5,151	3,720

Total operating expenses	6,596	4,271	17,927	11,682

Operating income	1,581	2,951	6,821	8,136
Interest income (expense), net	344	24	661	56

Income before income taxes	1,925	2,975	7,482	8,192
Income tax expense (benefit)	(347)	(887)	(2,056)	(886)

Net income	$2,272	$3,862	$9,538	$9,078

Net income per share:
Basic	$0.12	$0.64	$0.63	$1.58
Diluted	0.11	0.25	0.48	0.59

Weighted-average common shares outstanding:
Basic	19,377	6,065	15,033	5,760
Diluted	21,331	15,354	20,026	15,281

See accompanying notes.

CallWave Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$9,538	$9,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	566	549
Amortization of deferred compensation	185	298
Non-employee equity based compensation	11	—
Deferred tax asset	(1,536)	(1,059)
Bad debt expense	929	967

Changes in operating assets and liabilities:
Restricted cash	—	(335)
Accounts receivable, net of bad debt expense	(2,511)	(1,432)
Inventory	(586)	—
Prepaid income tax	(113)	—
Other assets	(152)	15
Accounts payable	(584)	103
Accrued payroll	42	(134)
Deferred revenues	(793)	113
Income taxes payable	(750)	172
Accrued other liabilities	499	218

Net cash provided by operating activities	4,745	8,553

Cash flows from investing activities:
Purchases of marketable securities	(33,893)	(4,800)
Purchases of property and equipment	(546)	(358)

Net cash used in investing activities	(34,439)	(5,158)

Cash flows from financing activities:
Exercises of stock options and warrants	1,398	322
Proceeds from initial public offering	37,200	—
Costs incurred in initial public offering	(1,975)	—

Net cash provided (used) by financing activities	36,623	322

Net increase (decrease) in cash and cash equivalents	6,929	3,717
Cash and cash equivalents at beginning of the period	6,187	2,380

Cash and cash equivalents at end of the period	$13,116	$6,097

Supplemental disclosures of cash flow information
Cash paid for:
Income taxes	$343	$1
Interest	—	—

Supplemental schedule of non-cash transactions
Equity based deferred compensation	$493	$303

See accompanying notes.

CallWave Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company and Basis of Presentation

Description of business—CallWave, Inc. (CallWave, or the Company), was incorporated in August 1998, first marketed its free services in February 1999 and began marketing paid subscription services in April 2001. CallWave provides software-based communications application services that bridge calls across existing landline, mobile and Internet networks. CallWave’s wholly-owned subsidiary, Liberty Telecom, LLC, is a Competitive Local Exchange Carrier licensed by the Nevada Public Utilities Commission.

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

The Company’s subscriber revenues consist of monthly recurring subscription fees, which are paid in one of three ways: a charge placed on the customers’ phone bill, credit card or paper invoice. In accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, the Company recognizes revenue ratably over the subscription period beginning when there is persuasive evidence of an arrangement, our software has been successfully downloaded, the fees are fixed and determinable and collection is reasonably assured. For those subscribers who are billed in arrears, the Company estimates collections to be received in subsequent months for services previously delivered.

In addition to the direct relationship that the Company has with the majority of its paid subscribers, the Company also has channel relationship agreements with Internet service providers (ISPs) and other companies whereby those companies’ customers are offered a co-branded subscription service. When the agreement provides that the Company is the party responsible for providing the service, has control over the fees charged to customers and bears the credit risk, the company records the gross amount billed as revenue in accordance with Emerging Issues Task Force 99-19 (EITF 99-19), Reporting Revenues Gross as a Principal Versus Net as an Agent. When the agreement provides that CallWave receive a net payment from those companies, based upon the number of their customers registered for CallWave’s services, CallWave records the net amount received from those companies as revenue in accordance with EITF 99-19.

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

In March 2005, the Company purchased prepaid phones and phone cards with the intention of reselling them with a 30-day free trial of CallWave’s application-based services. Revenues from the sales of prepaid phones and phone cards is recognized in accordance with SAB 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. During the quarter ended March 31, 2005, the Company entered into an agreement to sell a portion of these prepaid phones and phone cards to a distributor. The Company recognizes revenue on a sell-through basis. Since the distributor has not sold our product through, we have recognized no revenue in the current quarter.

Deferred revenue—Deferred revenue consists of customer prepayments of subscription fees, which will be earned in the future under agreements existing at the balance sheet date. Deferred revenue is amortized ratably over the period in which services are provided.

Marketable securities—Marketable securities consist of investment grade government agency and corporate debt securities due within one year. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income.

Comprehensive income (loss): Comprehensive net income was $2,226,000 and $3,862,000 for the three months ended March 31, 2005 and 2004, respectively. The comprehensive net income was $9,492,000 and $9,078,000 for the nine months ended March 31, 2005 and 2004, respectively. The comprehensive net income differs from the net income by the net unrealized gain or loss on short-term investments.

Inventories: Inventories consist of finished goods and are stated at the lower of cost or market, cost being determined under the first-in, first-out method. Inventory at March 31, 2005 consisted of the following:

Phone cards	$267,000
Prepaid phones	319,000

Total	$586,000

Concentrations of credit risk—The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The receivable from the vendor at March 31, 2005 and June 30, 2004 was $4,767,000 and $3,423,000, respectively.

The Company’s cash balances at financial institutions exceed the maximum amounts insured by the Federal Deposit Insurance Corporation.

Investments in minority owned companies—The Company accounts for investments in minority interests of other companies over which it does not exercise significant influence on the cost method in accordance with Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired. In the event of other than temporary impairment, the Company will reduce the carrying amount to the estimated fair value.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(unaudited, in thousands except per share data)
Basic and diluted net income per share:
Net income attributable to common stockholders	$2,272	$3,862	$9,538	$9,078
Weighted-average common shares outstanding	19,377	6,065	15,033	5,760

Effect of dilutive securities:
Add: Stock options and warrants	1,954	750	2,177	982
Add: Convertible preferred shares	—	8,539	2,816	8,539

Weighted-average common shares outstanding for diluted calculation	21,331	15,354	20,026	15,281
Net income per share:
Basic	$0.12	$0.64	$0.63	$1.58
Diluted	0.11	0.25	0.48	0.59

Options to purchase 292,000 and 975,000 shares with exercise prices equal to or greater than the average fair value of common stock were outstanding during the nine months ended March 31, 2005 and 2004, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

2. Related Party Transactions

In February 2004, the Company entered into an agreement with Insight Venture Management, LLC, an affiliate of Insight Venture Associates IV, LLC, a shareholder of the Company, to make available to it certain of Insight’s business development personnel to assist the Company with market assessment, research and analysis. Under the terms of this agreement, the Company paid Insight $75,000 per year, payable in four quarterly installments at the end of each calendar quarter. The price paid in this transaction was determined by considering the market rate for business development personnel possessing similar skills and experience. The Company terminated this agreement in February 2005.

3. Stockholders’ Equity

Common Stock

As of March 31, 2005, the Company is authorized to issue 100,000,000 shares of common stock. As of March 31, 2005, 2,962,015 shares of common stock are reserved for the 353,880 warrants and 2,608,135 stock options issued and outstanding.

On September 30, 2004, the Company completed its initial public offering and began trading, selling 4,000,000 shares of its common stock at $10.00 per share, generating offering proceeds of approximately $35,200,000, net of offering costs. In connection with this initial public offering, the Company’s shares of Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock and Series E preferred stock all converted into shares of common stock.

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

Warrants

As of March 31, 2005, the Company has issued and outstanding warrants to purchase up to 353,880 shares of common stock at exercise prices of between $0.55 - $4.00. The Company had 840,555 warrants issued and outstanding at June 30, 2004, and 486,675 warrants were exercised during the nine months ended March 31, 2005.

4. Stock Option Plans

As of March 31, 2005, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. Shares reserved under these plans at March 31, 2005, consist of 1,700,000 shares, 2,250,000 shares and 1,350,000 shares authorized of which 30,350, 1,759,292 and 491,560 options are outstanding under the 2004, 2000 and 1999 Option Plans, respectively.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Weighted average fair value of stock options granted	$5.49	$0.32	$1.89	$0.30
Risk free interest rate	4.22%	4.06%	4.27%	4.17%
Expected life (in years)	4.0	4.0	4.0	4.0

Expected volatility	50.00%	0.00%	4.92%	0.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price
Balance June 30, 2004	2,374,812	$2.11
Options granted	289,186	10.02
Options canceled	(9,931)	2.64
Options exercised	(9,902)	1.78

Balance September 30, 2004	2,644,165	2.98
Options granted	19,600	10.16
Options canceled	(6,550)	3.28
Options exercised	(7,875)	2.05

Balance December 31, 2004	2,649,340	3.03
Options granted	12,000	12.60
Options canceled	(19,932)	8.31
Options exercised	(33,273)	2.21

Balance March 31, 2005	2,608,135	$3.05

As of March 31, 2005 and June 30, 2004, there are 1,919,462 and 1,686,741 respectively, exercisable options outstanding with a weighted-average exercise price of $2.16 and $1.80, respectively. As of March 31, 2005 and June 30, 2004, the weighted-average remaining contractual life of outstanding options is 7.7 years and 7.6 years, respectively.

The following table summarizes information about stock options outstanding as of March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 – $0.83	95,748	9.5	$0.002	95,748	$0.002
$0.84 – $1.67	1,185,209	6.1	1.39	1,161,458	1.39
$1.68 – $2.50	801,736	8.4	2.50	516,390	2.50
$2.51 – $3.33	134,850	9.4	2.81	27,475	2.81
$3.34 – $5.00	7,800	9.6	4.17	1,787	4.17
$5.01 – $8.33	18,900	9.6	7.08	3,936	7.08
$8.34 – $11.67	363,892	9.9	10.31	104,240	10.65

	2,608,135	7.7	3.05	1,919,462	2.16

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

Deferred Compensation

For the three months ended March 31, 2005, the Company recorded a net reduction to deferred compensation of $22,000, as the unamortized fair value of options cancelled during that period was greater than the fair value of options granted during that period. The Company recorded aggregate deferred compensation of $296,000 for the three months ended March 31, 2004 and $493,000 and $303,000 for the nine months ended March 31, 2005 and 2004, respectively, in connection with stock options issued to employees. The Company recognized total compensation expense of $71,000 and $261,000 for the three months ended March 31, 2005 and 2004, respectively, and $185,000 and $298,000 for the nine months ended March 31, 2005 and 2004, respectively, related to the amortization of deferred compensation.

5. Investment in ring2 Communications Limited

On January 6, 2005, the Company acquired a minority interest in ring2 Communications Limited, or ring2, for $125,000 which was recorded on the cost method of accounting for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Additionally, ring2 issued to the Company a $125,000 promissory note due January 6, 2011. The promissory note is convertible into common stock in certain circumstances and bears interest at 4% per year, compounded monthly. The Company also purchased a license to ring2’s technology for five years for $125,000, which will be amortized to expense over the life of the license. A total of $375,000 was recorded as Other Assets.

6. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases. Rental expense under operating lease agreements was $118,000 and $112,000 for the three months ended March 31, 2005 and 2004, respectively, and $355,000 and $333,000 for the nine months ended March 31, 2005 and 2004, respectively.

Future minimum commitments remaining under these agreements as of March 31, 2005, are as follows:

Minimum Commitment
(in thousands)
Fiscal Year Ending June 30:
2005	$74
2006	590
2007	581
2008	568
2009	0

Other Commitments and Contingencies

The Company has long-distance service agreements with four carriers. As of March 31, 2005, minimum obligations under these agreements due within one year total $1,418,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of March 31, 2005, minimum obligations due within one year under agreements with providers of billing and collection services total $643,000.

In July 2004, a licensing agent for J2 Global Communications, Inc., or J2, sent to the Company a letter suggesting that an aspect of its services may employ inventions covered by U. S. Patent No. 6,350,066, or the ‘066 patent, and offering a non-exclusive license for that patent. On August 24, 2004, J2 filed a complaint against the Company in the United States District Court for the Central District of California alleging that the Company’s operations infringe the ‘066 patent. J2’s complaint seeks unspecified damages and permanent injunctive relief, among other relief. On December 30, 2004, the Company agreed to stipulate to amend the above-referenced complaint to include two additional patents, specifically U. S. Patent Nos. 6,564,321, or the ‘321 patent, and 6,208,638, or the ‘638 patent. On April 19, 2005, the Company agreed to stipulate to a further amendment to the above-referred complaint to include an allegation that the Company infringes the claims of U.S. Patent No. 6,857,074, or the ‘074 patent. The Company anticipates that J2 will continue to pursue litigation with respect to its claims, and can offer no assurance that its present operations or past operations will not be determined to infringe or to have infringed these patents.

The Company in October 2004 received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone System,” or the ‘694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the ‘266 patent. On January 19, 2005, the Company filed in the United States District Court for the Central District of California an action for declaratory relief, in which the Company is seeking to have the court declare that the Company does not infringe the ‘694 patent or the ‘266 patent. The Company has received an opinion of counsel that the Company’s operations do not infringe ‘694 patent or ‘266 patent, although the Company can offer no assurance that a court would agree with that opinion. Web Telephony has filed a motion to dismiss the complaint, alleging that the court lacks personal jurisdiction over Web Telephony.

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

7. Income Taxes

The provision for income taxes consists of the following for each of the periods ended:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Current federal provision	$(100)	$172	$442	$172
Current state	(100)	0	68	1
Deferred (benefit)	(147)	(1,059)	(2,566)	(1,059)

	$(347)	$(887)	$(2,056)	$(886)

The difference between the effective tax rates and the statutory tax rates are reconciled as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Statutory rate (34%) applied to income before provision for income taxes	$660	$1,024	$2,549	$2,820
State taxes, net of Federal and other tax benefits	113	188	437	521
Non deductible expenses and other	46	98	162	272
Utilization of net operating loss and other tax benefit carryforwards	(1,022)	(1,138)	(2,591)	(3,440)
Change in valuation allowance	(144)	(1,059)	(2,613)	(1,059)

	$(347)	$(887)	$(2,056)	$(886)

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at March 31, 2005 and June 30, 2004 is presented below:

	As of March 31, 2005	As of June 30, 2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$4,751	$8,390
Tax credits	2,877	990
Equity compensation	300	2,139
Other	410	435

Total deferred tax assets	8,338	11,954
Deferred tax liabilities:
Depreciation	(294)	(312)
Valuation allowance	(4,844)	(9,978)

Net deferred taxes	$3,200	$1,664

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Use of net operating loss and other carryforwards are limited by the “change of ownership” rules described below. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The valuation allowance decreased by approximately $4,174,000 during the year ended June 30, 2004 and decreased by approximately $5,134,000 for the nine months ended March 31, 2005, primarily due to the utilization of net operating loss and tax credit carryforwards. Also, as of March 31, 2005, the Company expects to use some of its net operating loss carryforwards in future periods.

As of March 31, 2005, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $9 million and $19 million, respectively. The losses begin to expire in fiscal year 2006. In addition, the Company has available tax credit carryforwards of approximately $1,586,000 and $910,000 for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2028. California tax credits can be carried over indefinitely.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our Registration Statement on Form S-1 filed September 29, 2004, as amended, and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We provide application services on a subscription basis that add features and enhanced functionality to the telecommunications services used by mainstream consumers and small and home offices. Our software-based services are delivered on our proprietary Enhanced Services Platform, which allows subscribers to manage calls across existing landline, mobile and Internet networks. As of March 31, 2005, we had approximately 856,000 paid subscribers for these application services. Because our services improve the utilization of existing telecommunications services by our subscribers, we believe that our application services complement the efforts of landline, mobile and Internet service providers to reduce their subscriber churn. This has allowed us to establish cooperative relationships with network service providers.

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

We have a limited history of revenue growth and profitability, and we cannot be certain that our revenues will continue to grow or that we will maintain profitability in the future. We cannot accurately predict our future growth rate, if any, or the ultimate size of our market. Our ability to increase revenues and maintain profitability depends on a number of factors outside of our control, including the extent to which:

•	our services are able to gain market acceptance, particularly as broadband Internet access increases penetration in the mainstream market;

•	we are able to acquire and retain subscribers on a cost-effective basis;

•	we are able to establish strategic relationships with network service providers;

•	we are able to obtain the required communications network services on reasonable terms;

•	we are able to successfully identify, develop and market enhanced applications for the mainstream market;

•	network service providers develop or bundle competing services; and

•	we become subject to increased regulatory burdens.

We have historically been able to carry forward our net operating losses to offset our earnings and have had no significant tax liability to date. However, we anticipate that if we do maintain our profitability, our earnings will likely be fully taxed in the future.

Sources of Revenue

We earn revenues primarily from subscription services, and to a lesser extent, fees earned from local exchange carrier call termination access charges, advertisements,

and the offering of third-party products and services to our subscribers. Subscription revenues are driven primarily by the number of paid subscribers for our service and the average subscription price, which in turn is driven by the composition and pricing of our service levels. None of our customers accounted for more than 10% of our revenues in any fiscal year.

As March 31, 2005 we had deferred revenue of $1,608,000. We defer revenue when subscribers pre-pay us for annual subscriptions or pay monthly subscriptions where the balance of the services have not yet been provided for that month. This deferred revenue is recognized as revenue as services are delivered. We expect to maintain a positive deferred revenue balance for the foreseeable future.

We expect the trend of increasing subscription revenues to continue as we remain focused on increasing the number of our paid subscribers. However, we expect the principal growth in our land-line enhancement services will need to come primarily from the implementation of distribution partnerships as we transition our development and marketing resources to growing our recently launched mobile services. These arrangements typically deliver subscribers to us at a lower subscriber acquisition cost but also with a lower average revenue per user, or “ARPU”. Accordingly, we expect that a greater portion of our revenues in future periods will come from our mobile services. We expect termination access fee revenue to continue to decline due to expected decreases in tariffs allowed by the FCC. We expect revenues from advertisements and the offering of third-party products and services to our subscribers to remain relatively stable.

Cost of Sales and Operating Expenses

Cost of sales. Cost of sales consists primarily of billing and collection costs, long-distance telephone service expenses incurred to deliver our services and systems and communications infrastructure costs. Sales expenses related to advertising revenues are also included in cost of sales, which consist primarily of sales commissions and related expenses. The two most significant components of our cost of sales are our billing costs and network service provider costs.

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

We expect our billing and collection costs to increase on an absolute basis as we increase the number of our paid subscribers. However, we do not anticipate that our near-term billing and collection costs will increase substantially as a percentage of recognized revenue. We expect our overall network service provider costs to increase on an absolute basis as we increase the number of our paid subscribers. However, we expect our network service provider costs to remain relatively constant or potentially even decline on a per-user basis, as we attempt to optimize our telecommunications network usage and also negotiate more advantageous pricing agreements with our network service providers.

We recently entered into a contractual relationship with a network service provider that we expect may permit us to increasingly route our subscribers’ calls over the Internet instead of over long-distance carrier lines. We believe that routing more of our subscribers’ calls over the Internet could allow us to decrease our communications costs per subscriber. However, we cannot assure you that we will be able to successfully route traffic over the Internet in order to achieve the anticipated cost benefits. If we are unable to do so, our costs of sales may increase at a rate greater than anticipated, which could adversely affect our operating margins and profitability.

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

Revenues from our sales of prepaid phones and phone cards with a 30-day free trial of CallWave’s application-based services, are recognized in accordance with SAB 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. The Company recognizes revenue on a sell-through basis. Since the distributor of our prepaid phones and phone cards has not sold our product through, we have recognized no revenue in the current quarter.

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts and negotiated bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $341,000 as of March 31, 2005 and $402,000 as of June 30, 2004. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or market, cost being determined under the first-in, first-out method. Our ability to sell items in inventory at an acceptable gross margin may be adversely affected by a number of factors, including increases in material or labor costs, excess inventory, obsolescence charges from our vendors, prolonged holding periods, and our ability to anticipate product demands, and price competition in the market for prepaid phones and phone cards.

Investments in Minority Owned Companies

We account for investments in minority interests of other companies over which we do not exercise significant influence on the cost method in accordance with Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired. In the event of other than temporary impairment, the Company reduces the carrying amount to the estimated fair value. If there is no available publicly traded stock price available to measure the value of the investment, the estimation of impairment is a matter of management judgment.

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

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At March 31, 2005, we had net deferred tax assets of $8,044,000. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $4,844,000 for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2006 and 2019, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $3,200,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the 2005 and 2006 fiscal years. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. An example of an event that might occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results.

Results of Operations

The following tables set forth our statement of operations data as a percent of revenues and supplemental revenue data for each of the periods indicated, as well as paid subscriber data as of each of the dates indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(unaudited, in thousands)
Statement of Operations Data:
Revenues	$11,194	$10,212	$33,908	$28,466
Cost of sales	3,017	2,990	9,160	8,648

Gross profit	8,177	7,222	24,748	19,818

Operating expenses:
Sales and marketing	2,748	1,503	7,722	4,249
Research and development	1,778	1,316	5,054	3,713
General and administrative	2,070	1,452	5,151	3,720

Total operating expenses	6,596	4,271	17,927	11,682

Operating income	1,581	2,951	6,821	8,136
Interest income (expense), net	344	24	661	56

Income before income taxes	1,925	2,975	7,482	8,192
Income tax expense (benefit)	(347)	(887)	(2,056)	(886)

Net income	$2,272	$3,862	$9,538	$9,078

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(unaudited)
Percent of Revenues:
Revenues	100%	100%	100%	100%
Cost of sales	27	29	27	30

Gross profit	73	71	73	70

Operating expenses:
Sales and marketing	25	15	23	15
Research and development	16	13	15	13
General and administrative	18	14	15	13

Total operating expenses	59	42	53	41

Operating income	14	29	20	29
Interest income (expense), net	3	0	2	0

Income before income taxes	17	29	22	29
Income tax expense (benefit)	(3)	(9)	(6)	(3)

Net income	20%	38%	28%	32%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(unaudited, in thousands)
Supplemental Revenue Data:
Subscription	$11,047	$10,137	$33,653	$28,230
Termination access fees	16	75	63	236
Advertising and third-party offers	131	—	192	—

Total revenue	$11,194	$10,212	$33,908	$28,466

	As of March 31,
	2005	2004
	(unaudited, in thousands)
Subscriber Data:
Paid Subscribers	856	780

Three Months Ended March 31, 2005 and March 31, 2004

Revenues. Revenues were $11,194,000 for the three months ended March 31, 2005, compared to $10,212,000 for the three months ended March 31, 2004, an increase of $982,000, or 10%. Subscription revenues were $11,047,000 for the three months ended March 31, 2005, representing 99% of revenues, compared to $10,137,000 for the three months ended March 31, 2004, representing 99% of revenues, an increase of $910,000, or 9%. The increase in our revenues for the three months ended March 31, 2005 was attributable primarily to an increase in the number of paid subscribers from approximately 780,000 at March 31, 2004 to approximately 856,000 at March 31, 2005.

Cost of sales. Cost of sales was $3,017,000 for the three months ended March 31, 2005, compared to $2,990,000 for the three months ended March 31, 2004, an increase of $27,000, or 1%. Cost of Sales increased due to the increase number of our paid subscribers from 780,000 at March 31, 2004 to 856,000 at March 31, 2005. The costs associated with the increase in our paid subscriber base were offset by a decrease in the average billing costs per subscriber. The decrease in the average billing cost per subscriber was due to the acquisition of a greater number of indirect subscribers during the three months ended March

31, 2005, for which our average billing costs are lower than for our directly acquired subscribers. The decrease in average billing costs per subscriber was also due to an increase in the percentage of our paid subscribers who elected to pay via credit card instead of through their local telephone company, which is currently our most expensive billing method. As a result, our gross margins increased from 71% for the three months ended March 31, 2004 to 73% for the three months ended March 31, 2005.

Sales and marketing. Sales and marketing expenses were $2,748,000, or 25% of revenues, for the three months ended March 31, 2005, compared to $1,503,000, or 15% of revenues, for the three months ended March 31, 2004, an increase of $1,245,000, or 83%. The increase in sales and marketing expenses was primarily due to increases in spending on customer acquisition for the three months ended March 31, 2005, and to increased sales and marketing staffing costs to support our expansion into the mobile market. We anticipate that our sales and marketing costs will continue to increase as we develop distribution channels for our new mobile services.

Research and development. Research and development expenses were $1,778,000, or 16% of revenues, for the three months ended March 31, 2005, compared to $1,316,000, or 13% of revenues, for the three months ended March 31, 2004, an increase of $462,000, or 35%. The increase in research and development expenses was due to increased staffing costs.

General and administrative. General and administrative expenses were $2,070,000, or 18% of revenues for the three months ended March 31, 2005, compared to $1,452,000, or 14% of revenues, for the three months ended March 31, 2004, an increase of $618,000, or 43%. The increase in general and administrative expenses was due primarily to an increase in legal, bad debt, insurance, investor relations, travel and Board of Directors costs. Specifically, directors & officers liability insurance costs were $171,000 for the three months ended March 31, 2005, compared to $13,000 for the three months ended March 31, 2004, an increase of $158,000. This increase was due to our transition to a public company.

Income tax provision. We recognized an income tax benefit for the three months ended March 31, 2005 and 2004 of $347,000 and $887,000, respectively, as we determined it was more likely than not that we would be able to realize a portion of our net deferred tax assets for the three months ended March 31, 2005. These net deferred tax assets were fully reserved prior to March 31, 2004. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Net income. Net income was $2,272,000 for the three months ended March 31, 2005, compared to $3,862,000 for the three months ended March 31, 2004, a decrease of $1,590,000 or 41%. This decrease in net income was primarily the result of an increase in sales and marketing and general and administrative expenses and a decrease in the tax benefit recognized which more than offset the increased gross profit resulting from increased revenue. During the three months ended March 31, 2005, our revenues increased by $982,000, while our cost of sales increased by $27,000 and operating expenses increased by $2,325,000. Our net margin was 20% and 38% for the three months ended March 31, 2005 and 2004, respectively.

Nine Months Ended March 31, 2005 and March 31, 2004

Revenues. Revenues were $33,908,000 for the nine months ended March 31, 2005, compared to $28,466,000 for the nine months ended March 31, 2004, an increase of $5,442,000, or 19%. Subscription revenues were $33,653,000 for the nine months ended March 31, 2005, representing 99% of revenues, compared to $28,230,000 for the nine months ended March 31, 2004, representing 99% of revenues, an increase of $5,423,000, or 19%. The increase in our revenues for the nine months ended March 31, 2005 was attributable primarily to an increase in the number of paid subscribers from approximately 780,000 at March 31, 2004 to approximately 856,000 at March 31, 2005. We also increased our average revenue per subscriber, or “ARPU,” by both increasing the proportionate number of our subscribers at our $7.95 level of service and also implementing a price increase for a portion of our subscribers who had been at our $3.95 per month level of service. These increases in ARPU were partially offset by the acquisition of a greater number of indirect subscribers during the nine months ended March 31, 2005, than in the nine months ended March 31, 2004.

Cost of sales. Cost of sales was $9,160,000 for the nine months ended March 31, 2005, compared to $8,648,000 for the nine months ended March 31, 2004, an increase of $513,000, or 6%. The increase in our cost of sales for the nine months ended March 31, 2005 was primarily attributable to the increase in our paid subscriber base which resulted in increased billing costs and telecommunication usage costs. The costs associated with the increase in our paid subscriber base were partially offset by a decrease in the average billing costs per subscriber. The decrease in the average billing cost per subscriber was due to the acquisition of a greater number of indirect subscribers during the nine months ended March 31, 2005, for which our average billing costs are lower than for our directly acquired subscribers. The decrease in average billing costs per subscriber was also due to an increase in the percentage of our paid subscribers who elected to pay via credit card instead of through their local telephone company, which is currently our most expensive billing method. The gross margin increased from 70% for the nine months ended March 31, 2004, to 73% for the nine months ended March 31, 2005.

Sales and marketing. Sales and marketing expenses were $7,722,000, or 23% of revenues, for the nine months ended March 31, 2005, compared to $4,249,000, or 15% of revenues, for the nine months ended March 31, 2004, an increase of $3,473,000, or 82%. The increase in sales and marketing expenses was primarily due to increases in spending on customer acquisition for the nine months ended March 31, 2005 and to increased sales and marketing staffing costs to support the launch and marketing of our new mobile services. We anticipate that our sales and marketing costs will continue to increase as we develop distribution channels for our new mobile services.

Research and development. Research and development expenses were $5,054,000, or 15% of revenues, for the nine months ended March 31, 2005, compared to $3,713,000, or 13% of revenues, for the nine months ended March 31, 2004, an increase of $1,341,000, or 36%. The increase in research and development expenses was due to increased staffing costs.

General and administrative. General and administrative expenses were $5,151,000, or 15% of revenues for the nine months ended March 31, 2005, compared to $3,720,000, or 13% of revenues, for the nine months ended March 31, 2004, an increase of $1,431,000, or 38%. The increase in general and administrative expenses was due primarily to an increase in legal, accounting, insurance, investor relations, staffing and Board of Directors costs, partially offset by decreased bad debt expense. Specifically, legal expenses related to general and administrative matters were $745,000 for the nine months ended March 31, 2005, compared to $443,000 for the nine months ended March 31, 2004, an increase of $302,000. This increase was due to our transition to public company status and efforts to resolve intellectual property disputes. Liability insurance for directors and officers increased from $16,000 for the nine months ended March 31, 2004 to $335,000 for the nine months ended March 31, 2005, an increase of $319,000, due to our change to public company status. Bad debt expense was $929,000, or 2.7% of revenues for the nine months ended March 31, 2005, compared to $967,000, or 3.4% of revenues for the nine months ended March 31, 2004, a decrease of $38,000, or 4%, and improved as we became more efficient at billing our subscribers

Income tax provision. We recognized an income tax benefit for the nine months ended March 31, 2005 and 2004 of $2,056,000 and $886,000, respectively, as we determined it was more likely than not that we would be able to realize a portion of our net deferred tax assets for the nine months ended March 31, 2005. These net deferred tax assets were fully reserved prior to March 31, 2004. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Net income. Net income was $9,538,000 for the nine months ended March 31, 2005, compared to $9,078,000 for the nine months ended March 31, 2004, an increase of $460,000 or 5%. This increase in net income was primarily the result of an increase in our net income tax benefit which offset our decrease in operating income. During the nine months ended March 31, 2005, our revenues increased by $5,442,000, while our cost of sales increased by $513,000 and operating expenses increased by $6,245,000. Our net margin was 28% and 32% for the nine months ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

At March 31, 2005, our principal sources of liquidity were cash and cash equivalents of $13,116,000, marketable securities of $40,850,000, and accounts receivable net of allowance for doubtful accounts of $5,272,000.

Accounts Receivable. Our accounts receivable were $5,272,000 as of March 31, 2005, compared to $3,690,000 as of March 31, 2004, an increase of $1,582,000, or 42.87%. This increase is attributable to a number of factors, none of which reflect, in our view, any deterioration in our expected realization of those accounts receivable. Substantially all of our accounts receivable represent amounts owing from our subscribers’ local exchange carriers, or LECs, which collect and remit to us charges due to us from our subscribers. The increase was caused in part by the increase in our revenues, which increased to $11,194,000 for the three months ended March 31, 2005, compared to $10,212,000 for the three months ended March 31, 2004, an increase of 10%. In addition, a portion of the period-over-period increase is attributable to the particular point in the LEC payment cycle that the last day of the period happened to occur. During the first three weeks of April 2005, we collected $1,511,000 cash from our LECs, as compared to total LEC collections during March 2005 of $1,569,000. The timing of that period’s collections simply differed from that in the corresponding period in the prior year. Finally, we decreased the amount of our allowance for bad debts to reflect our relatively low bad debt experience with our subscribers’ LECs, which had the effect of increasing accounts receivable net of the allowance for bed debts.

Net cash provided by operating activities was $4,745,000 for the nine months ended March 31, 2005 and $8,553,000 for the nine months ended March 31, 2004. Net cash provided by operating activities for the nine months ended March 31, 2005 consisted of $9,538,000 of net income and $566,000 in depreciation and amortization, offset by an increase in accounts receivable, net of bad debt expense, of $1,582,000, by an increase in our net deferred tax asset of $1,536,000, and a decrease in deferred revenue and income taxes payable of $793,000 and $750,000, respectively. The decrease in net cash provided by operating activities was primarily due to increased operating expenses.

Net cash provided by operating activities for the nine months ended March 31, 2004 consisted of $9,078,000 of net income, $549,000 in depreciation and amortization, $113,000 in deferred revenue, $1,059,000 in deferred tax asset and an increase of $359,000 in accounts payable and other accrued liabilities, offset by transfer of $335,000 to restricted cash and $465,000 in accounts receivable, net of bad debt expense.

Net cash used in investing activities was $34,439,000 for the nine months ended March 31, 2005, which consisted of purchases of $33,893,000 of marketable securities and $546,000 of property and equipment. Net cash used in investing activities consisted of purchases of $4,800,000 of marketable securities and $358,000 of property and equipment for the nine months ended March 31, 2004.

Net cash provided by financing activities was $36,623,000 for the nine months ended March 31, 2005, and consisted of net proceeds from our initial public offering and proceeds from exercises of stock options and warrants. Net cash provided by financing activities was $322,000 for the nine months ended March 31, 2004, and consisted of proceeds from exercises of stock options and warrants.

Risks Related To Our Business

Our subscriber acquisition costs vary depending upon prevailing market conditions and may increase significantly in the future.

Our subscriber acquisition costs for our traditional land-line customers are dependent largely upon our ability to purchase multiple types of advertising at a reasonable cost. Our advertising costs vary over time, depending upon a number of factors, some of which are beyond our control, such as seasonality, the particular mix of advertising we use and the rate at which we convert potential subscribers into paid subscribers, and consolidation among companies that control advertising channels. We have experienced an increase in subscriber acquisition costs in the most recent period. Historically, we have used Internet advertising as the primary means of marketing our services. In the future, we expect to expand to other more expensive forms of advertising, such as television, radio and direct mail, which would increase our subscriber acquisition costs. Our sales and marketing and other costs of acquiring new subscribers are substantial relative to the monthly fees derived from subscriptions. Based upon historical trends, we expect those costs to continue to rise. If we are not able to reduce our other operating costs, increase our subscriber base or increase revenue per subscriber to offset these anticipated increased subscriber acquisition costs, our results of operations and financial condition would be adversely affected.

Our ability to achieve revenue growth will be dependent upon our ability to achieve successes with new indirect distribution arrangements.

Traditionally, we have marketed our land-line enhancement services directly to customers through Internet advertising. As we experience increased sales and marketing costs for acquiring subscribers to our traditional services, we expect that the principal growth in subscribers to our land-line enhancement services will need to come primarily from the implementation of so-called “indirect” distribution arrangements in which other companies agree to allow us to market our services to their customers. There typically is a long lead time required to conclude agreements for such arrangements, additional time is thereafter required to implement each agreed-upon arrangement, and the actual pace of implementation is dependent upon cooperation and support from the companies with which we enter into those arrangements. While these arrangements typically deliver subscribers to us at a lower subscriber acquisition cost than our traditional sources of subscribers, they also tend to generate a lower average revenue per user, or “ARPU,” than those traditional sources of subscribers. In order to achieve substantial future revenue growth from these “indirect” distribution arrangements, we will need to implement indirect distribution arrangements that afford us broad exposure to significant potential subscribers, and we will need the other parties to those arrangements to cooperate with us in distributing our services to their customers. If we are unable to accomplish those objectives, then we may not achieve future revenue growth, and our results of operations will be adversely affected.

Our ability to attract new subscribers will be dependent upon our success in implementing our mobile services.

We historically have generated the principal portion of our revenue from subscribers to our traditional call management services, which allow our subscribers to bridge calls across existing landline, mobile, and Internet networks. We recently launched a mobile service that enables users of mobile telephones to manage calls to their mobile telephones by redirecting calls from their mobile telephones to their landline, and from their landline to their mobile service. We expect increasing portions of our revenue to be derived from the marketing and distribution of that mobile service. Our ability to successfully implement and market that service is dependent upon a number of technical that are beyond our control, including the cooperation of service providers in allowing our customers to transition the use of their existing mobile telephone number to our service, as well as a number of operating challenges beyond our control, including the marketing or our new service to mobile telephone users. If we are unable to successfully implement the service in a manner that addresses those technical and operating challenges, then we may not realize significant new revenue from this new mobile service, and our results of operations may be materially adversely affected.

We have a limited operating history, which will make it difficult to predict our future results.

We were formed in August 1998. Some of our free services became commercially available in October 1999 and we began charging for certain of our services in April 2001. Because of our limited operating history, there is limited operating and financial data about us upon which to base an evaluation of our potential future performance and an investment in our common stock. In addition, we do not expect to achieve in future periods the rates of growth that we realized in our net income or our net cash from operating activities in prior periods. You should consider our business and prospects in light of the risks and difficulties we may encounter, including those frequently encountered by new companies competing in rapidly evolving markets, such as increased competition from well-established companies, declining growth rates as evolving markets mature, fluctuating operating results and managing our system of internal controls in a rapidly changing environment. If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, our results of operations may suffer.

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

As we market our mobile services through pre-paid mobile telephone arrangements, our results from operations will be dependent upon our ability to manage inventories.

We are implementing our new mobile calling services, in part, by purchasing mobile telephones and prepaid phone cards, packaging our mobile service offer with those items, and selling those items to distributors, who then re-sell them to end users. This method of distribution requires that we actually purchase and own those phones prior to the time when we sell them to our distributors. Our ability to sell those phones at an acceptable gross margin may be adversely affected by a number of factors, including increases in material or labor costs, excess inventory, obsolescence charges from our vendors, prolonged holding periods, and our ability to anticipate product demands, and price competition in the market for such items. If we are unable to successfully manage those factors, then our results of operations may be adversely affected as we purchase and market increasing numbers of those pre-paid mobile phones and phone cards.

If we fail to maintain effective internal financial and managerial systems and procedures, our results of operations may be adversely affected.

As we expand our operations and offer new services, there is a risk that our systems and procedures may not be adequate to support our operations or ensure proper identification of and proper accounting treatment for our activities. Our failure to maintain and implement such adequate systems and procedures could adversely affect our business, financial condition, and results of operation. In connection with the quarterly review for the quarter ended March 31, 2005, our auditors identified the following significant deficiencies in our system of internal controls and operations:

•	Our auditors noted that we had entered into certain transactions in connection with an announced new line of business and strategy, but that there was limited documentation and other evidence that our finance department had considered certain elements of those transactions that may affect the accurate recordation of the results of those transactions.

•	Our auditors noted that management may be relying too significantly on our outside income tax preparer in calculating our income tax provision without appropriately challenging the results, and recommended that our management have timely discussions with our outsider advisors who perform the work underlying our income tax provision calculations.

We intend to implement corrective action consistent with the recommendations of our auditors. However, those efforts may not be successful, our systems and procedures may not be adequate to support our operations or ensure proper identification of and proper accounting treatment for our activities, and our results of operations may be adversely affected.

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

Our enhanced services currently depend on telecommunications services from our subsidiary, Liberty Telecom, which are provided using a single call-switching facility in Reno, Nevada. A catastrophic event, such as an earthquake or a fire, that destroys part or all of the facility would disrupt our business and prevent us from providing services to our subscribers for an extended period of time. While Liberty Telecom is nearing completion of our secondary call-switching facility and we already are using this facility to provide some data and voice services to our subscribers, the second facility may not be fully operational on a timely basis, or at all. Because our subscribers expect our services to match the high reliability that characterizes services in the communications and information services industries generally, any failure in our ability to service our subscribers could cause us to lose significant numbers of subscribers, and make it more difficult to obtain new paid subscribers.

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

In addition, in July 2004, the licensing agent for J2 Global Communications, Inc., or J2, sent to us a letter suggesting that an aspect of our services may employ inventions covered by U.S. Patent No. 6,350,066, “Systems and methods for storing, delivering and managing messages,” or the ‘066 patent, which J2 recently had acquired, and offering a non-exclusive license for that patent. On August 24, 2004, J2 filed a complaint against us in the United States District Court for the Central District of California, alleging that our operations infringe the ‘066 patent. J2’s complaint seeks injunctive relief and unspecified damages, among other relief. We have reviewed the ‘066 patent and believe that although the claims of the ‘066 patent disclose systems and methods that may resemble portions of our prior operations, we believe that we do not infringe any claim of the ‘066 patent in our present operations. On December 30, 2004, we agreed to stipulate to amend the above-referenced complaint to include two additional patents, specifically U. S. Patent No. 6,564,321, “Systems and methods for storing, delivering and managing messages,” or the ‘321 patent, and U.S. Patent No. 6,208,638, “Method and apparatus for transmission and retrieval of facsimile and audio messages over a circuit or packet switched network,” or the ‘638 patent. We believe that we do not infringe any of those claims, and have also received opinions from our patent counsel that the claims of those three J2 patents are not infringed by our operations. On April 19, 2005, the Company agreed to stipulate to a further amendment to the above-referenced complaint, to include an allegation that we infringe the claims of U.S. Patent No. 6,857,074, or the ‘074 patent. We believe that we do not infringe the claims of the ‘074 patent. However, the outcome of any litigation is inherently uncertain. We can offer no assurance that our present operations or past operations will not be determined to infringe or to have infringed J2’s patents, and we anticipate that J2 will continue to pursue litigation with respect to its claims. Accordingly, we cannot predict whether the J2 matter will have a material adverse effect on our business, operating results, financial condition and cash flows. Please see the section titled “Legal Proceedings” on page 34 for additional disclosure regarding the J2 litigation.

In October 2004, we received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone

System,” or the ‘694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the ‘266 patent. On January 19, 2005, we filed in the United States District Court for the Central District of California an action for declaratory relief, in which we are seeking to have the court declare that we do not infringe the ‘694 patent or the ‘266 patent. We have received an opinion of counsel that our operations do not infringe ‘694 patent or ‘266 patent, although we can offer no assurance that a court would agree with that opinion. Web Telephony has filed a motion to dismiss that action, alleging that the court lacks personal jurisdiction over Web Telephony. We are opposing that motion. The outcome of the Web Telephony litigation is uncertain, and an adverse judgment would likely have a material adverse impact upon our business and results of operations.

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

Our future capital needs are difficult to predict. We may require additional capital in order to take advantage of opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Additionally, funds generated from our operations may be less than anticipated. As of March 31, 2005, we had total working capital of $56.5 million and $13.1 million of cash and cash equivalents and $40.9 million of marketable securities. For the 12 months ending March 31, 2006, we anticipate making capital expenditures of approximately $1.2 million. While we believe that our current capital resources will be sufficient to fund our operations through the end of March 31, 2006, we may need to raise additional funds either by borrowing money or issuing additional equity in order to handle unforeseen contingencies or take advantage of new opportunities. We may not be able to raise such funds on favorable terms, if at all. If we are unable to obtain additional funds, then we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business or prospects.

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

The Communications Assistance to Law Enforcement Act, or CALEA, requires telecommunications carriers to have the capability to perform wiretaps and to record other call identifying information. There is substantial uncertainty within the industry as to how to implement these requirements with respect to packet-switched networks, such as that operated by Liberty Telecom. As Liberty Telecom expands its service offerings, further modifications to its local switching equipment may be necessary to comply with applicable laws and regulations. On March 12, 2004, the FCC issued a public notice seeking public comment with respect to a Petition for Rulemaking (Docket RM-10865) filed by the Department of Justice, Federal Bureau of Investigation and U.S. Drug Enforcement Agency, seeking to resolve various outstanding issues associated with the implementation of CALEA. In response to the issues raised by the Department of Justice, the Federal Bureau of Investigation, and other law enforcement agencies, the FCC, on August 12, 2004, issued a Notice of Proposed Rulemaking and Declaratory Ruling addressing various outstanding issues associated with the implementation of CALEA. That proceeding could result in additional regulatory burdens for us and for Liberty Telecom. Complying with CALEA and rules implementing CALEA may require us to incur substantial costs, which could negatively impact our results of operations.

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

At present there are few laws, regulations or rulings that specifically address access to or commerce on the Internet, including the provision of Internet protocol-based telephony and other IP-enabled services. We are unable to predict the impact, if any, that future legislation, regulations or legal decisions may have on our business. However, the growth in the market for IP-based telephony and other IP-enabled communications, and the popularity of these services, create the risk that governments and agencies increasingly will seek to regulate services such as our current offerings. Many legislative and regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and various state regulatory agencies. For example:

•	On March 10, 2004, the FCC released a notice of proposed rulemaking (Docket 04-36) and sought public comment regarding the regulatory classification, rights and obligations of services supported by IP technologies.

•	On April 21, 2004, the FCC released a narrow declaratory ruling finding that certain Internet protocol telephony services are telecommunications services upon which interstate access charges may be assessed. Prior to this decision, the FCC had never ruled that a service relying on Internet-protocol technology was a telecommunications service. The ruling illustrates that certain Internet-protocol based services may become subject to costs and regulations that, previously, were not thought to be applicable. This ruling, however, is not likely to have any direct effect on us in the near future.

•	In a series of decisions known as the “Computer Inquiry” decisions, the FCC imposed various legal requirements designed to facilitate competition in the information services market, including the requirement that facilities-based providers of information services tariff and offer the transport component of their information services on a stand-alone basis and to take service themselves under those same terms and conditions. On October 27, 2004, BellSouth filed a petition requesting that the FCC forbear from applying (1) those Computer Inquiry requirements to the extent they require ILECs to tariff and offer the transport component of their broadband services (i.e., technologies capable of providing 200 kbps in both directions) on a stand-alone basis and to take service itself under those same terms and conditions (as well as certain related Part 64 accounting requirements); and (2) all Title II common-carriage requirements that otherwise apply to the broadband offerings of the ILECs. Other ILECs have subsequently filed similar petitions. If the FCC grants BellSouth’s petition or any similar petition, the ILECs would no longer be subject to the Computer Inquiry and Title II requirements with respect to their broadband offerings, which could enable ILECs to (1) refuse to permit subscribers to their broadband transmission services to use our enhanced services, (2) charge higher rates for underlying broadband transmission service to subscribers to our enhanced services, or (3) bundle enhanced services that are similar to our enhanced services with their broadband transmission services at such a rate that it becomes economically unfeasible for us to compete with the ILEC. If any such petition is granted and if one or more ILECs take any of those actions, then it could have a material adverse impact upon our results of operations.

•	November 12, 2004, the FCC released an order preempting the September 11, 2003 order of the Minnesota Public Utilities Commission. In the preempted Minnesota Order, the Minnesota Commission had asserted regulatory jurisdiction over Vonage’s DigitalVoice service and ordered Vonage to comply with all state statues and regulations relating to the offering of telephone service in Minnesota, which could have required Vonage, among other things, to obtain operating authority, file tariffs, and provide and fund 911 emergency services. In addition to preempting the Minnesota Order, the FCC concluded that “comparable regulations of other states must likewise yield to important federal objectives,” although the agency did not identify, or preempt, any specific state regulations or orders apart from the Minnesota Order. Specifically, the FCC explained that, “to the extent that other VoIP services are not the same as Vonage’s but share similar basic characteristics, we believe it highly unlikely that the Commission would fail to preempt state regulation of those services to the same extent.” The FCC, however, did not determine whether DigitalVoice or any other IP-enabled service is an information or telecommunications service, and thus the regulatory classification of these services under the Act remains an open issue. An appeal of the FCC’s preemption order is currently pending.

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

Our executive officers, directors and 5% stockholders together beneficially own approximately 62.3% of our common stock, including shares subject to options and warrants that confer beneficial ownership of the underlying shares. Accordingly, these stockholders, for the foreseeable future will continue to have significant influence over our affairs including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control will limit the ability of shareholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

Existing stockholders hold a significant number of shares that will be eligible for future sale. The sale of substantial amounts of these shares, or the prospect of such sales, could cause the price of our common stock to decline.

Sales of substantial amounts of shares of our common stock in the public market, or the prospect of such sales, could adversely affect the market price of our common stock. As of March 31, 2005 we have outstanding 19,442,765 shares of common stock. A lock-up agreement was executed in connection with our initial public offering and expired on March 29, 2005. Upon expiration, holders of 9,689,870 shares are eligible to sell those shares under Rule 144, Rule 144(k) or Rule 701. The remaining 5,668,847 shares held by existing stockholders will become eligible for sale from time to time in the future under Rule 144, Rule 144(k) or Rule 701. Certain existing stockholders holding approximately 8,634,935 shares of common stock are also entitled to certain registration rights with respect to their shares of common stock.

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

As a public company, we are incurring significant additional legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq National Market, requires changes in corporate governance practices of public companies. These new rules and regulations have resulted in increased legal and financial compliance costs and management efforts and we expect those costs and efforts to continue to increase. It has become more expensive for us to obtain director and officer liability insurance, and it may become more difficult to obtain such insurance in the future, which may cause us to accept reduced policy limits and reduced coverage or to incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur, but these additional costs and demands on management time and attention may harm our business and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk. We do not currently do any business denominated in foreign currencies and, therefore, are not subject to any significant foreign currency exchange risk.

Interest rate sensitivity. We had cash and cash equivalents totaling $13,116,000 and marketable securities totaling $40,850,000 at March 31, 2005, and cash and cash equivalents totaling $6,187,000 and marketable securities totaling $7,003,000 at June 30, 2004. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents or marketable securities as a result of changes in interest rates. Declines in interest rates, however, will reduce our future interest income.

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

For the quarter ended March 31, 2005, our auditors identified two “significant deficiencies” in our system of internal controls and operations. The term “significant deficiency,” as defined under standards established by the Public Company Accounting Oversight Board, refers to a control deficiency, or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally acceptable accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

First, our auditors noted, in connection with their quarterly review, that we had entered into certain transactions in connection with an announced new line of business and strategy, but that there was limited documentation and other evidence that our finance department had considered certain elements of those transactions that may affect the accurate recordation of the results of those transactions. We intend to expand our expertise on revenue recognition policies affecting our new business initiatives, and to implement a new business development and approval matrix that will require involvement and comment from members of the finance department in new business activities.

Second, our auditors also noted that management may be relying too significantly on our outside income tax preparer to calculate our income tax provision without appropriately challenging the results. Our auditors have recommended that our management have timely discussions with our outside tax advisors who perform the work underlying our income tax provision calculations. We intend to follow that recommendation, and also to engage a new advisor with appropriate expertise in the rules underlying the income tax provision issue.

Based on that evaluation, and subject to the matters described above with respect to the two significant deficiencies identified by our auditors, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this review, including the “significant deficiencies” described in paragraph (a), above. Areas for improvement include streamlining our billing processes, further limiting internal access to certain data systems and continuing to improve coordination across business functions. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we expect to make changes in our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2004, a licensing agent for J2 Global Communications, Inc., or J2, sent to us a letter suggesting that an aspect of our services may employ inventions covered by U. S. Patent No. 6,350,066, “Systems and methods for storing, delivering and managing messages,” or the ‘066 patent, and offering a non-exclusive license for that patent. On August 24, 2004, J2 filed a complaint against us in the United States District Court for the Central District of California alleging that our operations infringe the ‘066 patent. J2’s complaint seeks unspecified damages and permanent injunctive relief, among other relief. We have reviewed the ‘066 patent and believe that although the claims of the ‘066 patent disclose systems and methods that may resemble portions of our prior operations, we do not use those same systems and methods in our present operations. Therefore, we believe that we do not infringe any claim of the ‘066 patent in our present operations. On December 30, 2004, we agreed to stipulate to amend the above referenced complaint to include two additional patents, specifically U. S. Patent No. 6,564,321, “Systems and methods for storing, delivering and managing messages,” or the ‘321 patent, and U.S. Patent No. 6,208,638, “Method and apparatus for transmission and retrieval of facsimile and audio messages over a circuit or packet switched network,” or the ‘638 patent. We have reviewed the claims of these two patents and believe that we do not infringe any of those claims. We have also received opinions from our patent counsel that the claims of the three J2 patents are not infringed by our operations. On April 19, 2005, we agreed to stipulate to a further amendment to the above-referenced complaint, to include an allegation that we infringe the claims of U.S. Patent No. 6,857,074, or the ‘074 patent. We believe that we do not infringe the claims of the ‘074 patent. However, the scope of the litigation may be expanded over time, and the outcome of any litigation is inherently uncertain. We anticipate that J2 will continue to pursue litigation with respect to its claims, and we can offer no assurance that our present operations or past operations will not be determined to infringe or to have infringed these patents.

In October 2004, we received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone System,” or the ‘694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the ‘266 patent. On January 19, 2005, we filed in the United States District Court for the Central District of California an action for declaratory relief, in which we are seeking to have the court declare that we do not infringe the ‘694 patent or the ‘266 patent. We have received an opinion of counsel that our operations do not infringe ‘694 patent or ‘266 patent, although we can offer no assurance that a court would agree with that opinion. Web Telephony has filed a motion to dismiss that action, alleging that the Court lacks personal jurisdiction over Web Telephony. We are opposing that motion. The outcome of the Web Telephony litigation is uncertain, and an adverse judgment would likely have a material adverse impact upon our business and results of operations.

In the event of an adverse result in the J2 litigation, in the Web Telephony litigation, or in any other litigation between us and third parties that may arise in the future with respect to intellectual property rights relevant to our services, we could be required to pay substantial damages, including treble damages if a court determines that we have willfully infringed a third party’s patent rights, to cease the use and sale of infringing services, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. We cannot be certain that licenses will be available on commercially reasonable terms, or at all from J2, or Web Telephony, or any third party that has such intellectual property claims against us. In addition, litigation frequently involves substantial expenditures and can require significant management attention even if we ultimately prevail. Accordingly, we cannot predict whether the

J2 litigation or the Web Telephony litigation will have a material adverse effect on our business, operating results, financial condition or cash flows. Due to the early stage of these two actions, and because neither J2 nor Web Telephony has sought specified damages, neither the outcome of the litigation nor any costs and payments resulting from the litigation nor any settlement can be determined at this time. Accordingly, no provision for any loss which may result from the J2 litigation has been recorded in the accompanying financial statements. Please see Note 5, on page 8.

We are not a party to any other material pending legal proceedings. We may from time to time, however, become subject to lawsuits in the ordinary course of our business, and any such lawsuit could substantially harm our business.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Sales of Unregistered Securities: During the three month period ended March 31, 2005, we issued and sold 50,775 shares of our common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), to two warrant holders for an aggregate price of approximately $127,000. No underwriters were involved in the foregoing warrant exercises.

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

Use of Proceeds: On October 5, 2004, we closed the sale of 4,000,000 shares of our common stock in our initial public offering. The registration statement on Form S-1 (Reg. No. 333-115438) we filed to register our common stock in the offering was declared effective by the SEC on September 29, 2004.

After deducting expenses of the offering, we received net offering proceeds of approximately $35.2 million. From the time of receipt, October 5, 2004, through March 31, 2005, we have not used the proceeds of this offering but have invested them into investment grade government agency and corporate debt securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)	2005 Base Salaries for Executive Officers

At a meeting held on April 26, 2005, our Board of Directors ratified the decisions of our Compensation Committee (the “Committee”), with respect to the annual base salaries of our executive officers effective as of January 1, 2005. The annual base salary levels and annual incentive awards of our executive officers for the year ended December 31, 2004 are set forth in Exhibit 10.1 which is incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Summary Compensation Sheet for Named Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date: May 6, 2005	By:	/s/ David F. Hofstatter
David F. Hofstatter,
President and Chief Executive Officer

Date: May 6, 2005	By:	/s/ Jason S. Spievak
Jason S. Spievak,
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Summary Compensation Sheet for Named Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.