Form 10-K
period 2005-06-30
CALLWAVE INC
filed 2005-09-15
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50958

CALLWAVE, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0490995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

136 West Canon Perdido Street, Suite A Santa Barbara, California	93101
(Address of principal executive offices)	(Zip code)

(805) 690-4100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 30, 2004 is $104,592,150.

At September 6, 2005, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 20,470,278

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated therein.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	Nasdaq

PART I

Item 1. Business

BUSINESS

Industry Background

A decade ago, households and small and home offices typically used a landline telephone as their primary means of communication. The emergence of mobile telephones and the Internet has reshaped the communications and information service markets. Today, both mobile telephones and the Internet are increasingly supplementing and augmenting the use of traditional landline telephones. Mobile telephones and the Internet, which penetrated early adopter markets in the 1990s, have now reached mass-market acceptance with cost-conscious consumers and small and home offices by delivering to users compelling value at affordable prices. Network service providers are beginning to offer services that combine the benefits of both landline, or fixed, telephone with the flexibility of mobile phones, a trend that is called “fixed-mobile convergence.”

According to CTIA, as of the end of 2004 there were 182 million wireless subscribers in the United States. Due to the cost of mobile telephone services, mainstream users often share an individual mobile telephone with other members of the household. To date, the majority of mainstream users of mobile telephones have retained their existing landlines for a variety of reasons, including the desire to retain their published telephone number, the familiar experience of a traditional telephone, the varying quality of mobile reception in some areas and access to the Internet.

Mobile telephony services are typically sold on a post-paid or pre-paid basis. In a post-paid arrangement, a consumer contracts with a mobile service provider for a number of minutes and services each month and then receives an invoice every month that details the consumer’s mobile phone usage and charges them additional amounts for minutes or services that exceed the preset contract level. In a prepaid arrangement, a consumer does not sign up for a monthly service plan, but rather prepays for a fixed number of communication minutes and must purchase additional time if he would like more minutes. Prepaid mobile phones are attractive to cost-conscious consumers who want to maintain a strict budget on mobile phone usage and expenditures.

Company Overview

We provide application services on a subscription basis that add features and functionality to the telecommunications services used by mainstream consumers and small and home offices. Our software-based services are delivered on our proprietary Enhanced Services Platform, which allows subscribers to manage calls across their existing landline, mobile and Internet networks. We refer to this process as call-bridging. Our affordable call-bridging services enable subscribers to receive calls on any communications device that is available to them at the time without requiring them to purchase or install additional hardware. For example, our platform allows subscribers who cannot answer a call on their home telephone (because either they are not home or the line is busy), to screen and accept the call on a mobile phone or on a personal computer connected to the Internet using voice-over-IP technology. Unlike traditional call-forwarding services, our software allows our subscribers to screen a voicemail in real-time before deciding whether to take the call on their existing landline, mobile or Internet networks, enabling our mass-market subscribers to more effectively manage their personal communications.

Our software platform intercepts inbound phone and fax calls to our subscribers and is able to redirect these calls to the devices selected by the subscribers using their existing telecommunications lines. In most cases, our subscribers use traditional call-forwarding services provided by local network service providers to redirect busy or unanswered calls to our Enhanced Services Platform. Through this platform we are able to filter telemarketer calls that our subscribers do not wish to receive, notify the subscriber of incoming calls while connected to the Internet, deliver detailed caller identification information to the subscriber, enable our subscriber to screen phone calls in real-time as the caller leaves a voice message and enable the subscriber to choose to take the call on any device available to them at the time regardless of where the call originated. In addition, the Enhanced Services Platform enables us to provide virtual phone and fax numbers to our subscribers who then can publish multiple phone or fax numbers for use with a single phone line. As of June 30, 2005, we had approximately 821,000 paying subscribers for our application services.

By screening incoming calls across existing landline, mobile and Internet networks, our subscribers realize greater value from their existing telecommunications services. Because our services improve the utilization of existing telecommunications services by our subscribers, we believe that our enhanced services complement the efforts of landline, mobile and Internet service providers to reduce their subscriber churn. This has allowed us to establish cooperative relationships with network service providers.

The CallWave Solution

We provide enhanced services that facilitate the convergence of fixed and mobile telephone services on a subscription basis to mainstream consumers and small and home offices in two primary market segments - landline customers and mobile customers. The underlying technology for both market segments is the same, using our proprietary Enhanced Services Platform, which allows subscribers to bridge calls across existing landline, mobile and Internet networks. Our software-based call-bridging services enable subscribers to receive calls on any communications device that is available to them at the time without requiring them to purchase or install additional hardware.

Subscribers register for our service on our website and download our client software onto their personal computers to utilize our applications. Once enabled, our subscribers receive notice of a call on their mobile phone or Internet-connected personal computer that identifies the caller and, depending on the level of service, allows them to screen or take the call.

We offer our services to customers as a flat-rate monthly or annual subscription. Subscribers have the flexibility to pay us for their subscriptions using credit cards, mail-in checks or through their telephone bills.

Our Enhanced Services Platform enables all of our services. We bundle groups of our communications applets together to deliver our services. Each of our service levels includes components of call intercept, management and delivery. The primary differences among our subscription service levels are the call delivery options that are available to subscribers.

Certain key aspects of both our landline and mobile solutions are common, including:

Affordable enhanced services. Our enhanced services are customized to meet the requirements of cost-conscious mainstream subscribers, without requiring them to purchase additional hardware or telephone lines. We offer flexible service levels, enabling our subscribers to pay for only those applications they need to manage their existing telecommunications services.

Ease of installation and use. We designed our application services to be easy to install on a personal computer and easy to use with minimal behavioral changes. During registration and installation, our software is automatically configured, based on subscribers’ existing communications services. The registration and installation process typically takes only a few minutes. In most cases, we automatically provision our services without subscribers having to call their existing network service providers. Our call-bridging services are delivered over subscribers’ existing communication networks and require no additional hardware.

Optimized use of existing telecommunications networks and devices. Our software-based service enables real-time connectivity among subscribers’ existing telecommunications services and devices by allowing them to choose where a call is delivered. Our application services also provide users with detailed caller identification information, giving subscribers the choice to take the call or direct it to an answering device.

Scalable, reliable and flexible software platform. Our software platform has been designed to scale to support millions of users, to deliver carrier-class reliability and to be sufficiently flexible to address the changing market needs. Our software-based infrastructure and open architecture enable us to efficiently and economically identify and develop new services for our subscribers as they adopt new technologies and desire enhanced functionality from their communication services.

Complementary to network service providers. Our software platform integrates with and enhances the existing offerings of network service providers.

The CallWave Service for Landline Customers

Our Landline Services have historically generated all of our revenues. Our Landline Services extend the functionality of our subscribers’ existing telecommunications services by adding easy-to-use enhancements such as real-time voicemail, which allows subscribers to screen a message being left on their landline number from their mobile phone or their Internet-connected personal computer. Our landline services also include virtual telephone and fax numbers that enable our subscribers to receive the benefits of a personalized or dedicated phone or fax number routed to their existing telephone lines, without requiring additional physical phone lines to be installed. Traditionally, telephone numbers have only been available when associated with an additional physical telephone line. Our virtual numbers can be used as personal numbers by subscribers that share their phone lines, often with other family members, and as dedicated business or fax numbers by subscribers who use their lines for multiple purposes, often in a small or home office setting. By forwarding calls placed to these virtual numbers directly to an existing landline telephone, mobile phone or personal computer, we enable our subscribers to receive those calls without requiring a unique new physical telephone line for each virtual number. As a result, multiple virtual numbers can be set up to deliver calls to the same physical landline telephone that might otherwise be shared by multiple people in a household or small business. These services extend the functionality of networks and devices that our subscribers already use by connecting their landline phones to their mobile phones and Internet networks without requiring new equipment at their premises.

We offer three principal levels of landline service: CallWave Alert, CallWave Messenger and CallWave Connect. Our subscription services range in price from a monthly rate of $1.50 to $9.95 per month for our highest level of service.

CallWave Alert. CallWave Alert is our lowest-priced subscription level. Our CallWave Alert service delivers notifications of calls placed to any of our subscribers’ telephone numbers, even when those lines are in use or is not answered by sending a message to a device of our subscribers’ choosing. CallWave Alert also includes additional telephone and fax numbers, provisioned during installation, as well as limited incoming fax capabilities for personal use.

CallWave Messenger. CallWave Messenger is our mid-level subscription level, providing all of the features of CallWave Alert, as well as caller identification and delivery of voice messages, even when subscribers’ lines are in use or are not answered. CallWave Messenger also includes additional telephone and fax numbers, as well as unlimited incoming fax functionality.

CallWave Connect. CallWave Connect is our most feature-rich and high-end service level currently offered. CallWave Connect service enables customers to screen, transfer or receive calls in real-time. Our CallWave Connect also includes additional telephone and fax numbers, as well as unlimited incoming fax functionality.

The CallWave Service for Mobile Customers

In the fourth quarter of fiscal year 2005, we launched our services for mobile customers. At the end of fiscal year 2005, our services for mobile customers had generated minimal revenues. Mobile customers require many of the same services we offer to our landline customers. However, the technical requirements and some of the value-added services are specific to the needs of mobile users and mobile technology. For example, in some areas, mobile phone call quality is poor and calls are routinely disconnected, or “dropped.” We offer services that allow mobile users to quickly and easily transfer their mobile phone calls to a home or office landline where the call quality is much higher. Additionally, by transferring their mobile phone calls to a landline, mobile customers use less of their contracted mobile minutes, thereby “stretching” the number of minutes they subscribe for, and extending the value of their mobile phone contract. The products and services we offer to mobile phone customers include:

Follow Me Home. Follow Me Home allows subscribers to receive calls dialed to their mobile number on their home phone instead. Subscribers can use the Follow Me Home feature by simply turning off their CallWave prepaid cell phone when they are at home. Alternatively, subscribers can leave their phone on and Follow Me Home works automatically whenever the phone loses network coverage. Users can avoid low voice quality phone conversations simply by turning off their mobile phone while at home, knowing that calls intended for that phone will automatically ring on their designated higher quality work or home phone.

Mobile Call Transfer. Mobile Call Transfer lets users instantly transfer a live cell phone call to a home or office phone.

Mobile Call Screening. Mobile Call Screening allows users to listen to voice messages in real time and, if they choose, interrupt the message to take the call.

CallWave Mobile prepaid phone. The CallWave Mobile prepaid phone service enables consumers to control their monthly cell phone budget and receive CallWave’s value-added service. Using CallWave’s proprietary VoIP technology, CallWave Mobile customers receive a mobile telephone that is already configured with CallWave’s mobile phone features, including Mobile Call Screening, Mobile Call Transfer, and Follow Me Home, as well as CallWave’s standard value-added telephone services including email and SMS notification of voice messages and CallWave’s proprietary personal computer VoIP software for managing calls and checking voicemail without airtime charges. Customers prepay for a fixed number of mobile minutes, and then can add more minutes as they choose when their prepaid minutes expire.

Our Strategy

Our objective is to be the leading provider of application services that help mainstream consumers and small and home offices utilize their existing telecommunications services more efficiently and cost-effectively.

Invest personnel and marketing resources in the mobile services market. We believe that the market for mobile telephony services will continue to grow at a faster rate than the market for landline telephony services. We intend to focus our marketing efforts on acquiring new mobile subscribers and retaining existing landline customers.

Maintain our focus on the needs of the mainstream market. We endeavor to provide services that the mainstream market highly values and that we can provide to users at an affordable price. We believe that the market opportunity for addressing the communications needs of these cost-conscious mainstream users is large and growing. We intend to remain focused on the mainstream market and provide a range of enhanced communications services that meet the needs of this market.

Continue to follow a subscriber-driven approach to product development and marketing. We believe that our platform helps us gain a comprehensive and accurate understanding of the needs, desires and priorities of our subscribers, which is critical to the ongoing success of our business. We also conduct subscriber studies and focus groups to further increase our understanding of our subscribers’ needs, desires and priorities. The information captured through this ongoing research and analysis enables us to better identify subscriber requirements and behavioral patterns and continue to develop new and enhanced communications services that current and potential subscribers in the mainstream market value. An example of these efforts is the recent launch of our prepaid mobile phones that provide a new means to acquire customers while maintaining our subscription-driven approach. We intend to continue to follow a subscriber-driven approach to product development and marketing.

Provide enhanced communications services for mainstream users. Our software-based platform bridges calls effectively across all mainstream forms of Internet access and across all landline, mobile and Internet service providers. This enables us to provide affordable, value-added communications services to mainstream users without the additional cost of changing providers or purchasing new hardware. We intend to continue to serve the cost-conscious mainstream market, regardless of the telecommunications services and devices they use.

Extend and enhance component applications and service levels. Our centralized software platform gives us the flexibility to design, deploy, test and enhance features and applications quickly and easily. We are able to bundle these component applications rapidly into new service levels. We intend to offer additional applications and service levels to meet the diverse and evolving needs of our existing and targeted subscribers and enhance existing applications and service levels to remain competitive. For example, as broadband and voice-over-IP become increasingly accepted in the mass market, we intend to develop and release additional applications and services to address the needs of mainstream users of those technologies.

Extend our reach through strategic relationships with network service providers. Today, most of our sales come from direct acquisition of customers through our website. We also have a commercial relationship with EarthLink, through which we provide co-branded call-bridging services to its subscribers. In addition, we also maintain online distribution relationships with a number of smaller companies. We intend to develop similar relationships with other network service providers to help us reach a wider range of subscribers, particularly as broadband and voice-over-IP technology are adopted by the mainstream.

Technology

Our core technology is based on our proprietary Enhanced Services Platform. We have designed our call-bridging software to be highly configurable and flexible, enabling us to deliver customized services to each of our subscribers through a common software platform, and to quickly add or enhance applications and features to meet the evolving needs of the mainstream market.

We designed our Enhanced Services Platform to be:

Network independent. Our call-bridging platform is independent from the telecommunications networks through which consumers and businesses communicate. Our platform interfaces with existing landline, mobile and Internet networks through industry-standard protocols. By remaining independent from this network transport layer, we are able to enhance existing telecommunications services across distinct networks and devices.

Scalable and reliable. Our platform currently processes over 50 million calls per month, and is designed to handle significantly higher call volume under the current architecture. Our software platform has been designed to be fully redundant, with no single points of failure in our software switching facility. We use fully-redundant fault-tolerant components, redundant network connections and redundant copies of data. We also maintain spare parts on site for critical components.

Flexible. Since our platform is centralized and software-based, we are able to add or enhance applications and features easily and quickly. This flexibility enables us to efficiently design, deploy, test and enhance our applications and features. We expect that any new applications we develop could easily be incorporated into our proprietary billing system.

Configurable. During registration and installation, our software is automatically configured based on subscribers’ existing landline, mobile and Internet services. Our configurable software platform enables subscribers to choose the specific applications and features they desire either during the registration process or during ongoing use.

Secure. Our call-bridging infrastructure and customer data are housed within secure data centers to prevent intrusions and to ensure the privacy of customer data.

Our Enhanced Services Platform intercepts inbound calls from traditional landline, wireless and IP-based networks, manages and filters calls and delivers calls to our subscribers on landline telephones, mobile phones and personal computers. Our platform contains a number of component applications, or communications applets, which we bundle into customized services to address the unique needs of our different target markets. For example, our software allows subscribers who are using their landline telephones for Internet access to screen and accept telephone calls on other devices such as a mobile phone or other landline telephone.

Intercept calls. Our software switch intercepts inbound phone and fax calls to our subscribers and is able to redirect these calls to the devices selected by the subscribers. This software switch is a carrier-class switch that resides within the communications network and handles over 50 million calls per month. In most cases, our subscribers use traditional call-forwarding services provided by their telecommunications service providers to redirect inbound calls to our software switch for delivery to the subscriber. To simplify the initial configuration process, we can automatically provision these call-forwarding services for most of our subscribers without time-consuming manual intervention.

Filter and manage calls. Our subscribers are able to screen calls in real-time before deciding whether or not to take the call. The real-time screening experience is similar to listening to a voice message as it is being left on an answering machine. While screening a call, a subscriber is able to accept the call on a mobile or landline phone by pressing a specified button on the phone or by clicking the “take the call” button on our client software that appears on the subscriber’s personal computer. We also provide our subscribers with detailed caller identification information and enable them to block telemarketer calls. Our client software has a user interface that allows our subscribers simply to type in the phone numbers of the devices to which calls can be delivered.

Deliver calls. Calls intercepted by our software platform can be delivered to any available telecommunications device. Once users decide to accept a call, either after reviewing the caller identification information or while screening a message, we deliver the call to the appropriate telecommunications service provider through our software switch. In order to deliver the call, our software switch initiates a new call to the subscriber and then connects, or bridges, the initial call and the new call together, rather than simply re-routing the initial call. This feature enables subscribers to receive calls in real-time after first screening the call.

Customer Support

Support is provided to customers at all stages of their experience with us through our client software, email and telephone. Email inquiries and help requests are generally responded to within 24 hours, while telephone inquiries are handled through a toll-free number during normal business hours. Our customer support representatives have direct access to customers’ account information and can change service configurations for customers in real time.

Our customer care staff services the customer email and telephone support load. The customer care workforce is augmented with additional agents from a third-party call center operation trained for, and dedicated to, our support.

Sales and Marketing

We sell our services directly to consumers through our website and indirectly through channel relationships, with the majority of our sales to date having come through our direct sales efforts. We have segmented our target market into the following two categories:

•	Instant Voice Mail, or IVM, which addresses dial-up and broadband subscribers looking for call forwarding, call screening, and take-the-call applications; and

•	Virtual Telephone Number, or VTN, which addresses subscribers looking for dedicated voice and fax numbers to complement their existing mobile or landline telephones without having to purchase additional lines.

Historically, we have offered potential subscribers a free 30-day trial to our CallWave Connect service, the highest level of service we currently offer. At the end of the trial period, the user may choose to subscribe to our lower-priced CallWave Messenger or CallWave Alert services, remain on our CallWave Connect service or cancel the service entirely. In the past, we offered a free service to consumers and small and home offices and attempted to convert them to paying subscribers over time.

We reach our customers through a variety of sales and marketing channels. We continuously analyze and re-evaluate our sales and marketing strategies to ensure we are effectively reaching out to our target markets. Our primary sales and marketing channels include:

•	Internet advertising. We use a number of different Internet advertising relationships and channels to reach our potential and existing subscribers. We typically pay fees to our Internet advertising vendors, based principally on the number of website visitors.

•	Channel relationships. We have a commercial relationship with EarthLink under which they resell our services to their customers on a co-branded basis. We also maintain channel relationships with several smaller service providers.

•	Unpaid channels. We acquire a portion of our subscribers through unpaid channels, including uncompensated, word-of-mouth referrals. For example, many of our subscribers sign up for our service after calling another subscriber, interacting with our platform and learning about the benefits of our service.

Customers and Channel Relationships

Customers

From April 2001, when we first introduced our paid services, through June 30, 2005, our subscriber base has increased to approximately 821,000 paying subscribers. Our paying subscribers primarily elect one of our three current service offerings: CallWave Alert, CallWave Messenger and CallWave Connect. As of June 30, 2005, approximately 46% of paying subscribers use our CallWave Messenger service, with CallWave Alert and CallWave Connect comprising approximately 24% and 28% of the paying subscriber base, respectively. CallWave Connect is our newest service and was introduced in April 2003. The remaining approximately 2% of our subscribers are on our legacy CallWave Pro service, which is no longer actively marketed to subscribers.

Channel Relationships

In March 2003, we entered into an agreement with EarthLink, under which EarthLink resells our voice messaging service to its end users on a co-branded basis. The agreement requires EarthLink to promote the co-branded service to its users who access the internet through a dial-up connection. We are required to provide EarthLink monthly activity reports of the active subscribers. In exchange for our delivery of the co-branded service, EarthLink pays us a monthly fee for each active subscriber using the service. The initial term of the agreement was one year, and it was extended for a second year ending in March 2005. The agreement has been in effect on a month-to-month basis since March 2005. The agreement can be terminated by either party upon a breach by the other party that has not been timely cured.

Infrastructure and Operations

Infrastructure

We have developed a sophisticated subscription billing system that supports free trials, monthly and prepaid annual plans, installment payments and configurable packages and price points. We bill our subscribers directly, in which case they pay either by check or credit card, or indirectly through regional and national service providers.

All subscriber data is stored in SQL Server databases. We store and analyze aggregate subscriber data to understand trends and subscriber behavior. This data is not currently shared with any other party, except for the express purposes of service provisioning, billing and legal compliance, and is not sold to any other party.

Operations

Our operations group manages our system and service deployments and upgrades, facility build-outs, network architecture, physical and network security, data redundancy and availability, system health monitoring, data logging, capacity planning, disaster planning, interaction with telecommunications technical staff and general troubleshooting.

Our wholly-owned subsidiary, Liberty Telecom, operates telecommunications switching equipment and other facilities in Reno, Nevada. Our Reno, Nevada facility is built using a highly-redundant architecture to enhance the reliability and availability of our services. We are actively building a backup site in a Las Vegas, Nevada co-location facility to achieve geographic redundancy. At this time, we have some, but not all services redundantly hosted in the new facility. The architecture of our services simplifies our ability to build this redundant facility in a way where the use of backup services is, in most cases, automatic and unnoticed by the customer.

We monitor the performance of our service and our infrastructure. We utilize monitoring tools that we have developed in-house or licensed from third parties, as well as open source monitoring tools. System status is reported to centralized consoles. System status reports are open for viewing by any employee and alarms are delivered proactively to operations personnel and engineering experts. We make extensive use of data logging and graphing for monitoring subscriber trends and capacity issues, and for detecting and notifying our operations staff of uncharacteristic changes in traffic. This data collection is used extensively throughout the organization for various decision support and troubleshooting purposes. The monitoring infrastructure is continually updated to improve our ability to detect problems before they are noticed by subscribers.

Liberty Telecom

Liberty Telecom, LLC, a Delaware limited liability company, is our wholly-owned subsidiary. Liberty Telecom is a local exchange carrier and is subject to the jurisdiction of both the Nevada State Public Utilities Commission, or Nevada PUC, and the FCC. Liberty Telecom has received approval from the Nevada PUC to operate as a Local Exchange Carrier, or LEC. This LEC approval enables Liberty to provide local exchange and intrastate exchange access telecommunication services to end user customers and long distance carriers and other consumers of exchange access service. Under federal law, Liberty Telecom provides interstate exchange access services under blanket authority granted by the FCC in its rules. As a local exchange carrier, Liberty Telecom maintains a tariff for interstate access charges on file at the FCC, has obligations to make periodic payments to the federal and state universal service funds, file periodic reports on its utilization of numbers, and is subject to the general laws and regulations of both Nevada and the United States applicable to telecommunications carriers, including the obligation to provide services that are just, reasonable, and non-discriminatory.

Our service is designed to allow customers, when they are connected to the Internet on a dial-up connection, to receive a notice that someone is calling them, as well as to give them the opportunity to take that call. In order to provide this capability, we need to have local circuits terminating at our center in Reno, Nevada that carry the calls, which have been redirected and forwarded to our center over toll-free lines. Liberty Telecom provides us with those local connections for receiving the call-forwarded traffic. In addition, if, after screening a call, a subscriber wishes to take the call, we need a carrier to carry the local portion of the traffic to the device on which the customer will receive the call. Liberty provides us with the telecommunications services that support that need.

In addition to using its own facilities to provide telecommunications services, Liberty Telecom also has Interconnection Agreements with SBC/Nevada Bell and Sprint in Nevada under which Liberty Telecom can exchange traffic with these carriers, obtain services, lease facilities, and collocate its own facilities, as necessary, in order to provide its own telecommunications services.

Our ownership of Liberty Telecom provides us with several benefits, including the following:

•

Liberty Telecom saves us money because it is able to connect calls directly with other telecommunications carriers as a “peer,” often at little or no charge from the other carriers. Because the wholesale rate given to a “peer” carrier is lower than the lowest rate given to a non-peer customer for certain types of purchased telecommunication services, our ownership of Liberty Telecom allows us to reduce substantially the access facilities charges we otherwise would pay.

•	Liberty Telecom provides us a reliable source of telephone numbers, which we need in order to provide services to our subscribers. Unrelated telecommunications service providers would not be as reliable a source of telephone numbers, as they have a limited supply of telephone numbers and may allocate their available numbers to other companies rather than to us.

•	Liberty Telecom increases the reliability of our services to our customers by providing us with interconnections to the carriers that host the inbound and outbound telecommunications services used by our subscribers. This allows us to identify and resolve service problems far more quickly and effectively than we would be able to achieve if we were to obtain these interconnections from unrelated service providers, and reduces the number and extent of service disruptions that our customers encounter.

Research and Development

We believe it is essential to have a strong research and development team in order to respond rapidly to market needs with a high degree of quality, reliability and scalability. Our research and development team follows a formal development process that has been refined to meet our objectives and minimize post-deployment maintenance. We operate a single version of our centralized software-based platform and are able to automatically upgrade our client software, allowing us to minimize the cost of maintaining and supporting legacy versions of technology.

Our research and development expenditures were $6,868,000, $5,294,000 and $4,894,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Competition

The market for our products and services is increasingly competitive, evolving rapidly and is subject to shifting customer needs and introductions of new products and services. Our current and potential competitors approach the market from different areas of expertise and vary in size and scope with respect to the products and services that they offer or may offer in the future.

We face competition from providers of enhanced services and products, such as answering machines, voicemail, Internet call waiting, and virtual telephone numbers for fax or voice communications. The companies that compete in these areas include Avaya, AOL, Protus IP Solutions and j2 Global Communications, or j2. For example, Avaya enables telecommunications service providers to offer voice messaging enhanced services to their customers. j2 offers fax services that provide users local fax and voicemail numbers, and the ability to send faxes from the user’s computer desktop as well as to receive faxes as email attachments, optical character recognition of incoming faxes, and the ability to listen to voicemail. Those services compete with our enhanced services and fax service offerings. Protus IP Solutions enables online fax by email, using existing email accounts and the Internet to send and receive faxes without a fax machine. Some of those services compete with our fax service offerings.

We face competition from Internet service providers such as AOL, MSN, AT&T WorldNet, and United Online, which are increasingly integrating enhanced functionalities with their basic services. AOL offers an enhanced communication application that includes such services as caller ID, caller name and location, incoming call management technology, telemarketer blocking, ability to listen to messages while online, call log of missed calls while online, ability to answer calls while user is online and voicemail for unanswered incoming phone calls. AOL markets its service offerings primarily to customers that already subscribe to AOL’s Internet access services, though its service offerings also are available to non-AOL users.

We face competition from telephone service providers such as the regional Bell operating companies and cable access providers. These competitors are increasingly integrating enhanced functionalities with their basic services. For example, BellSouth offers an Internet call waiting service that competes with our service offerings. The product includes caller ID, caller name, incoming call management technology and voicemail for unanswered incoming phone calls. BellSouth markets its product primarily to its residential telephone user base, though its service is not presently available in all BellSouth service areas.

Further, we face competition from primary line displacement vendors which are competing with telephone service providers. These competitors include Vonage, AT&T CallVantage, 8X8, and Net2Phone, and are offering enhanced services with their basic telephone services. For example, Vonage offers local and long-distance telephone services for consumers and small businesses. Each of these plans includes features such as voice mail, caller ID, caller name, call waiting, call forwarding, and three-way calling. Vonage also offers other options at an additional cost, including a dedicated fax line and additional phone numbers. These services are marketed to users with high-speed Internet access and compete directly with our service offerings to those same users.

We compete with all of the above companies for a share of the monthly telecommunications spending of our target market. We differentiate ourselves by offering services that are independent of the underlying network infrastructure and, hence, enabling subscribers access to enhance communication services regardless of their existing network service providers.

The principal factors upon which we compete in our markets include the following:

•	service features targeted at the needs of the mainstream market;

•	reasonable and affordable pricing;

•	low capital expenditure cost structure;

•	commercial relationships with existing network service providers;

•	network and device independence;

•	reliability and availability of service;

•	ease of installation and use; and

•	vendor reputation and brand.

We believe that we compete favorably based on these factors. Many of our current and potential competitors, however, have greater name recognition, longer operating histories, larger subscriber bases and significantly greater financial resources than we have. In particular, many of our competitors are large, established network service providers such as AOL, AT&T, Comcast, Verizon and SBC that are able to market and distribute enhanced communications services within their already large base of subscribers. They may be able to devote greater resources to product development and marketing and sales than we can. As a result, they may be able to respond more quickly to new technologies and changes in customer requirements than we can. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms, including potentially providing a competing solution at little or no cost as part of a bundled product offering. We cannot assure you that our current and future competitors will not offer or develop products or services that are superior to ours or achieve greater market acceptance than ours or that we will be able to compete effectively against them.

Intellectual Property

Our success is dependent in part upon our ability to develop and preserve our technology and to operate our business without infringing on the proprietary rights of others. We rely on a combination of patents, trademarks, domain name registrations, trade secret laws and contractual restrictions to enforce our rights in our intellectual property. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. While the protection of our intellectual property is important to our business, because of the rapid pace of innovation within the telecommunications and information services industries, we believe that factors such as the technological and creative skills of our personnel, our focus upon our subscribers’ needs and timely and effective customer support are more important to the success of our business.

We are the owner of United States Patent Number 6,477,246, which was issued in November 2002, and expires in March 2020, which relates to the method and systems for providing Internet call waiting services. We are the owner of United States Patent Number 6,738,461 which was issued in May 2004, and expires in February 2022, which relates to the method and systems for returning a call to a private number over a telephone system. In addition, we are the owner of United States Patent Number 6,879,677 which was issued in April 2005, and expires in January 2023, which relates to method and systems for notifying a wireless caller when a called party’s line is available to take a call. Lastly, we are the owner of United States Patent Number 6,898,275 which was issued in May 2005, and expires in September 19, 2020, which relates to method and systems for providing Internet call waiting services. In addition, we have a collection of patent applications pending in the United States relating to fixed and mobile telephony, fax processing and billing. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, we cannot assure you that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

We hold ten registered trademarks in the United States, including a registered mark on the name “CallWave,” and on a stylized service mark for “CW.”

We license intellectual property from third parties and incorporate such intellectual property into our services. These relationships are generally non-exclusive and have a limited duration. Moreover, we have certain obligations with respect to non-use and non-disclosure of such intellectual property. We cannot assure you that the steps we have taken to prevent infringement or misappropriation of our intellectual property or the intellectual property of third parties will be successful.

See the sections titled “Risk Factors—Our intellectual property protections may not be sufficient to enable us to enforce our proprietary technology” and “—Other persons may assert claims that our business operations or technology infringe their intellectual property rights.”

Employees

As of June 30, 2005, we had 103 full-time employees: 43 are in research and development, 35 are in operations and customer care, 14 are in sales and marketing and 11 are in general and administrative functions. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Item 2. Properties

Our corporate headquarters are located at 136 West Canon Perdido Street, Santa Barbara, California, where we lease approximately 7,800 square feet under two leases that expired in July 2005. We entered into a new lease for this space and for additional office space effective August 1, 2005, a total of approximately 16,000 square feet. The new lease expires on July 31, 2010. We conduct our research and development and sales and marketing activities at these facilities. We have an option to extend the term of this lease for an additional five years.

We lease approximately 7,900 square feet at 5464 Carpinteria Avenue, Carpinteria, California through June 30, 2008. We have also leased temporary office space at this location on a month-to-month basis until alterations are made to the permanent space. We conduct our customer care, accounting and general operations at this facility.

Liberty Telecom leases approximately 1,400 square feet of office space in Reno, Nevada to house and operate its telecommunications switching equipment. The lease expires in December 2007. Liberty Telecom has four options to extend the term of the lease for an additional 60 months each.

Liberty Telecom also leases equipment facilities of approximately 150 square feet in Las Vegas, Nevada pursuant to a co-location agreement to house and operate certain telecom switching equipment. The co-location agreement expires in August 2005. Liberty Telecom has five options to renew the term of the Agreement for an additional 24 months each.

Item 3. Legal Proceedings

On July 1, 2005, Catch Curve, Inc., a Delaware corporation, or Catch Curve, filed a complaint against us in the United States District Court for the Central District of California (Action No. CV05-4819), or the Action, alleging that the Company’s operations infringe U.S. Patents No 6,785,021, or the ‘021 patent, U.S. Patent No. 6,643,034, or the ‘034 patent, U.S. Patent No. 5,291,302, or the ‘302 patent, and U.S. Patent No. 4,994,926, or the ‘926 patent. We have obtained an extension of time in which to file an answer to that complaint. We have received from intellectual property counsel opinions that our present operations do not infringe the claims of the 021 patent, the ‘034 patent, the ‘302 patent, or the ‘926 patent. By reason thereof, we presently do not believe it is probable that we will suffer a material loss. However, it is premature to reach any definitive conclusions in that regard.

On August 24, 2004, j2 filed a complaint against us in the United States District Court for the Central District of California (Action No. CV04-7068), or the Action, alleging that our operations infringe U.S. Patent No. 6,350,066, or the ‘066 patent. We have filed an answer, denying the claims asserted by j2 in that Action. On or about December 30, 2004, we agreed to a stipulated amendment to j2’s Complaint, permitting j2 to add allegations that we infringe U.S. Patents Nos. 6,208,638, or the ‘638 patent, and 6,564,321, or the ‘321 patent. On April 20, 2005, we agreed to a stipulated amendment to j2’s complaint, permitting j2 to add allegations that we infringe U.S. Patent No. 6,857,074, or the ‘074 patent. We have received from intellectual property counsel opinions that our present operations do not infringe the claims of the ‘066 patent, the ‘638 patent, the ‘321 patent, or the ‘074 patent. By reason thereof, we presently do not believe it is probable that we will suffer, by reason of such litigation, a material loss. However, it is premature to reach any definitive conclusions in that regard. Moreover, we presently project that if the litigation continues at this present pace, then we are likely to incur a material amount of attorneys’ fees and costs in that litigation.

On October 4, 2004, we received a letter from counsel to Web Telephony, LLC, or Web Telephony, asserting that our operations infringe U.S. Patents Nos. 6,445,694 and 6,785,266, and demanding that we cease all infringing conduct. Our intellectual property counsel has issued to us an opinion that our operations do not infringe the claims of those patents. We and officials of Web Telephony engaged in discussions regarding those patents; in those discussions, Web Telephony asserted that our operations infringe the claims of those patents and proposed that we either purchase the patents or acquire a license to the patents. On January 19, 2005, we filed in the United States Federal District Court for the Central District of California a declaratory relief action (Action No. CV05-0443) against Web Telephony, seeking to have the Court declare that our operations do not infringe the claims of those patents. We filed a First Amended Complaint on May 2, 2005, adding a cause of action for interference with prospective economic advantage. Web Telephony filed an Answer to the First Amended Complaint on September 6, 2005, and counterclaimed, alleging infringement of the ‘694 and ‘266 patents. By reason of the opinions of counsel that we have obtained, we presently do not believe it is probable that we will suffer a material loss by reason of this matter.

In September 2004, we received a letter from America Online, Inc., in which AOL offered to grant to us a license to U.S. Patent No. 5,809,128, or the ‘128 patent. We and AOL are engaged in business discussions at the present time, and it is unclear how those negotiations will be concluded. We have received from intellectual property counsel an opinion that our operations do not infringe the claims of the ‘128 patent. By reason thereof, we presently do not believe it is probable that we will suffer a material loss by reason of this matter.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2005 fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is listed on the NASDAQ National Market under the symbol “CALL”. Trading of our common stock commenced September 30, 2004 following completion of our initial public offering.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ National Market:

Fiscal 2005	High	Low
First Quarter	$11.30	$9.50
Second Quarter	16.49	8.01
Third Quarter	15.19	5.56
Fourth Quarter	6.50	4.77

There were approximately 104 stockholders of record of our common stock as of September 6, 2005.

Dividends

We have not paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

As of June 30, 2005

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,502,170	$3.48	3,124,763

Recent Sales of Unregistered Securities

In the fourth quarter of fiscal 2005, warrant holders exercised stock purchase warrants previously issued by us, resulting in the issuance of 31,200 shares in exchange for $78,000. These shares of common stock were not registered under the Securities Act in reliance upon Section 4(2) of the Securities Act. The recipients of securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, each such recipient had access to information about us and we had reasonable grounds for determining that each such recipient was an “accredited investor” as defined in Rule 501(a) under the Securities Act. Appropriate legends were affixed to share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

Use of Proceeds

On October 5, 2004, we closed the sale of 4,000,000 shares of our common stock in our initial public offering. The registration statement on Form S-1 (Reg. No. 333-115438) we filed to register our common stock in the offering was declared effective by the SEC on September 29, 2004.

After deducting expenses of the offering, we received net offering proceeds of approximately $35.2 million. From the time of receipt, October 5, 2004, through June 30, 2005, we have not used the proceeds of this offering but have invested them into investment grade government agency and corporate debt securities.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. We have prepared this information using our audited consolidated financial statements for the years ended June 30, 2005, 2004, 2003, 2002 and 2001.

	Fiscal Year Ended June 30,
	2005	2004	2003	2002	2001
Statements of Operations Data:
Revenues	$45,518	$38,886	$22,488	$16,383	$2,883
Cost of sales	13,026	11,673	8,467	6,568	5,222

Gross Profit	32,492	27,213	14,021	9,815	(2,339)
Operating expenses
Sales and marketing	9,533	5,987	3,959	4,180	6,215
Research and development	6,868	5,294	4,894	4,382	3,965
General and administrative	7,622	4,985	3,376	4,263	1,979
Impairment of long-lived assets	4	30	191	—	—

Total operating expenses	24,027	16,296	12,420	12,825	12,159

Operating income (loss)	8,465	10,917	1,601	(3,010)	(14,498)
Interest income (expense), net	1,032	93	36	(39)	(1,555)

Income before income taxes	9,497	11,010	1,637	(3,049)	(16,053)
Income tax expense (benefit)	(2,105)	(505)	1	1	1

Net income (loss)	$11,602	$11,515	$1,636	$(3,050)	(16,054)

Net income (loss) per share:
Basic	$0.72	$1.96	$0.29	$(0.55)	$(2.95)
Diluted	0.57	0.73	0.11	(0.55)	(2.95)
Shares used in net income (loss) per share:
Basic	16,171	5,886	5,562	5,500	5,436
Diluted	20,295	15,674	15,291	5,500	5,436

	As of June 30,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,828	$6,187	$2,380	$1,446	$198
Marketable securities	39,996	7,003	—	—	—
Restricted cash	335	335	—	—	—
Working capital (deficit)	59,029	11,263	685	(1,601)	(3,039)
Total assets	69,245	21,628	7,439	4,882	3,761
Convertible preferred stock	—	28,761	28,761	28,761	25,706
Accumulated deficit	(5,331)	(16,933)	(28,448)	(30,084)	(27,034)
Total stockholders’ equity (deficit)	64,396	15,523	2,725	977	(463)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that involve risks and uncertainties and reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this annual report, particularly in the section titled “Risk Factors” beginning on page 22.

Overview

Historically, we have provided application services on a subscription basis that add features and enhanced functionality to the telecommunications services used by mainstream consumers and small and home offices. Our software-based services are delivered on our proprietary Enhanced Services Platform, which allows subscribers to manage calls across existing landline, mobile and Internet networks. As of June 30, 2005, we had approximately 821,000 paying subscribers for these application services. Because our services improve the utilization of existing telecommunications services by our subscribers, we believe that our application services complement the efforts of landline, mobile and Internet service providers to reduce their subscriber churn. This has allowed us to establish cooperative relationships with network service providers.

In the fourth quarter of fiscal 2005, we began test marketing a new mobile product that will be officially launched in early fiscal 2006. We provide mobile subscribers with subsidized cell phones in the first month of service. We account for the cell phones and fulfillment expenses as cost of sales which affected our gross margin in the fourth quarter.

Critical Accounting Policies and the Use of Estimates

Revenue recognition. The Company earns revenues primarily from paid subscriber services and to a lesser extent, fees earned from local exchange carrier call termination access charges and the offering of third-party products and services to our subscribers. Beginning in 2005, the Company entered the prepaid mobile phone market by selling prepaid phones directly to its subscriber base and to a distributor.

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, the Company recognizes revenue beginning when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the fees are fixed and determinable and collection is reasonably assured. The Company’s subscriber revenues consist of monthly recurring subscription fees. The Company recognizes revenue ratably over the subscription period when the SAB 104 criteria are met.

In addition to the direct relationship that the Company has with the majority of its paid subscribers, the Company also has indirect relationship agreements with Internet service providers (ISPs) and other companies whereby those companies’ customers are offered a co-branded subscription service. When the agreement provides that the Company is the party responsible for providing the service, has control over the fees charged to customers and bears the credit risk, the company records the gross amount billed as revenue in accordance with Emerging Issues Task Force 99-19 (EITF 99-19), Reporting Revenues Gross as a Principal Versus Net as an Agent. When the agreement provides that CallWave receive a net payment from those companies, based upon the number of their customers registered for CallWave’s services, CallWave records the net amount received from those companies as revenue in accordance with EITF 99-19.

In the third quarter of fiscal 2005, the Company purchased prepaid phones and phone cards with the intention of reselling them with a 30-day free trial of CallWave’s application-based services and entered into an agreement to sell the prepaid phones and a portion of the phone cards to a distributor. Revenue from the sale of prepaid phones and phone cards is recognized when the SAB 104 criteria are met. The Company recognizes sales to distributors on a sell-through basis and when the cash is collected from the distributor and has recognized $185,000 of revenue related to the sale to this distributor in the year ended June 30, 2005.

In the fourth quarter of fiscal 2005, the Company began selling prepaid phones within which the CallWave technology is embedded to its subscriber base. These transactions contain multiple elements, including the phone, the minutes, and our CallWave service, to which we have applied EITF 00-21, Revenue Arrangements with Multiple Deliverables. The various elements of the arrangement are separable and each element is recognized separately in accordance with SAB 104. In accounting for multiple deliverables, management’s judgment is necessary when identifying the nature of deliverables in an arrangement as well as measuring and allocating fair value to the multiple deliverables.

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and negotiate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $370,000 as of June 30, 2005 and $402,000 as of June 30, 2004. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies.

Investments in minority owned companies

The Company accounts for investments in minority interests of other companies over which it does not exercise significant influence on the cost method in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired. In the event of other than temporary impairment, the Company will reduce the carrying amount to the estimated fair value.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable cost, cost being determined under the first-in, first-out method. For the year ended June 30, 2005, we recorded an impairment allowance against inventory in the amount of $75,000 to reduce the inventory balance to its net realizable value. Management’s judgment is required in determining net realizable value and the extent of any impairment to our inventory. Judgment is also required in determining the collectability of amounts that are due from our distributors as a result of selling our inventory through to end customers.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At June 30, 2005, we had net deferred tax assets of $5.6 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $2.6 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2006 and 2019, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $2.9 million of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the 2006 and 2007 fiscal years. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets.

Recent accounting pronouncements: On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all rewards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods, or (b) prior interim periods of the year of adoption.

We have adopted the modified prospective method as of July 1, 2005.

Results of Operations

Comparison of Fiscal Years Ended June 30, 2005 and 2004

Revenues. Revenues were $45.5 million in fiscal 2005, compared to $38.9 million in fiscal 2004, an increase of $6.6 million, or 17%. Subscription revenues were $45.2 million in fiscal 2005, representing 99% of revenues, compared to $38.6 million in fiscal 2004, also representing 99% of revenues, an increase of $6.4 million, or 14%. The increase in our revenues in fiscal 2005 was attributable primarily to an increase in the number of paying subscribers from approximately 797,000 at June 30, 2004 to approximately 821,000 at June 30, 2005. Revenue also increased due to our launch of the “CallWave for Mobile” service in the fourth quarter of 2005 which resulted in revenue of $240,000. These increases were partially offset by decreases in advertising revenue and termination access fees.

Cost of sales. Cost of sales was $13.0 million in fiscal 2005, compared to $11.7 million in fiscal 2004, an increase of $1.3 million, or 12%. The increase in our cost of sales in fiscal 2005 was primarily attributable to the increase in our paying subscriber base. Cost of sales also increased by the cost of mobile phones, prepaid minutes and phone cards as we launched our mobile service. The phones are being subsidized so that we can gain entrance into the mobile market. Gross margins increased slightly to 71% for the year ended June 30, 2005 from 70% at June 30, 2004.

Sales and marketing. Sales and marketing expenses were $9.5 million, or 21% of revenues, in fiscal 2005, compared to $6.0 million, or 15% of revenues, in fiscal 2004, an increase of $3.5 million, or 59%. The increase in sales and marketing expenses was primarily due to an increase of $2.7 million in spending on media channels for fiscal 2005, increased staffing costs of $0.5 million and increased public relations spend of $0.3 million now that we are a public company.

Research and development. Research and development expenses were $6.9 million, or 15% of revenues, in fiscal 2005, compared to $5.3 million, or 14% of revenues, in fiscal 2004, an increase of $1.6 million, or 30%.

The increase in research and development expenses was primarily due to increased staffing costs of $1.0 million and an increase in legal fees related to patent protection of $0.2 million.

General and administrative. General and administrative expenses were $7.6 million, or 17% of revenues in fiscal 2005, compared to $5.0 million, or 13% of revenues, in fiscal 2004, an increase of $2.6 million, or 52%. The increase in general and administrative expenses was due primarily to increases in accounting fees of $0.6 million, insurance costs of $0.6 million, legal fees of $0.5 million and staffing costs of $0.3 million. These increased expenses reflect the additional costs of being a public company. Bad debts expense also increased by $0.3 million reflecting increased revenues.

Income tax benefit. We recognized an income tax benefit for fiscal 2005 of $2.1 million as we determined it was more likely than not that we would be able to realize a portion of our net deferred tax assets in fiscal years 2006 and 2007. These net deferred tax assets were fully reserved prior to March 31, 2004. In order to realize the benefit of our recorded deferred tax asset for $2.9 million, we will need to generate taxable income for Federal and California purposes of $6.8 million. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Net income. Net income was $11.6 million in fiscal 2005, compared to $11.5 million in fiscal 2004, an increase of $0.1 million or 1%. Although revenue increased 17%, operating expenses increased 47% resulting in a decrease to operating income of $2.5 million. This decrease to operating income was mostly offset by an increase in interest income from $93,000 in fiscal 2004 to $1.0 million in fiscal 2005 and an increase in the tax benefit recognized from $0.5 million in fiscal 2004 to $2.1 million in fiscal 2005.

Comparison of Fiscal Years Ended June 30, 2004 and June 30, 2003

Revenues. Revenues were $38.9 million in fiscal 2004, compared to $22.5 million in fiscal 2003, an increase of $16.4 million, or 73%. Subscription revenues were $38.6 million in fiscal 2004, representing 99% of revenues, compared to $21.2 million in fiscal 2003, representing 94% of revenues, an increase of $17.4 million, or 82%. The increase in our revenues in fiscal 2004 was attributable primarily to an increase in the number of paying subscribers from approximately 673,000 at June 30, 2003 to approximately 797,000 at June 30, 2004, partially offset by the elimination of advertising revenues as we phased this revenue stream out of our business model.

Cost of sales. Cost of sales was $11.7 million in fiscal 2004, compared to $8.5 million in fiscal 2003, an increase of $3.2 million, or 38%. The increase in our cost of sales in fiscal 2004 was primarily attributable to the increase in our paying subscriber base, as well as our transition to billing our customers through their local telephone bills. The increase in our customer billing costs was partially offset by a decrease in our communications costs due to a reduction in the number of free subscribers using our services and the related communications charges. As a result, our gross margins increased from 62% in fiscal 2003, to 70% in fiscal 2004.

Sales and marketing. Sales and marketing expenses were $6.0 million or 15% of revenues, in fiscal 2004, compared to $4.0 million, or 18% of revenues, in fiscal 2003, an increase of $2.0 million, or 51%. The increase in sales and marketing expenses was primarily due to a $1.5 million increase in spending on media channels for fiscal 2004, partially offset by a reduction in staffing costs, consultants’ fees and promotional fees. The decrease as a percentage of revenues was primarily attributable to increased efficiencies in our subscriber acquisition process.

Research and development. Research and development expenses were $5.3 million, or 14% of revenues, in fiscal 2004, compared to $4.9 million, or 22% of revenues, in fiscal 2003, an increase of $.4 million, or 8%. The increase in research and development expenses was due to increased staffing costs. Although research and development expenses increased on an absolute basis, these expenses decreased as a percentage of revenues due to an increase in the number of paying subscribers.

General and administrative. General and administrative expenses were $5.0 million, or 13% of revenues in fiscal 2004, compared to $3.4 million, or 15% of revenues, in fiscal 2003, an increase of $1.6 million, or 48%. The increase in general and administrative expenses was due primarily to an increase in bad debt expense related to our increased revenues and an increase in legal, accounting, staffing and insurance costs. Bad debt expense was $1.1 million, or 3% of revenues in fiscal 2004, compared to $.5 million, or 2% of revenues in fiscal 2003, an increase of $.6 million, or 130%. Bad debt expense is directly related to revenue, and increases as revenue increases.

Income tax benefit. We recognized an income tax benefit for fiscal 2004 of $.5 million as we determined it was more likely than not that we would be able to realize a portion of our net deferred tax assets in fiscal 2005. These net deferred tax assets were fully reserved prior to March 31, 2004. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Net income. Net income was $11.5 million in fiscal 2004, compared to $1.6 million in fiscal 2003, an increase of $1.0 million or 604%. This increase in net income was the result of a corresponding increase in revenue during this period, but without a corresponding increase in costs of sales and operating expenses. During fiscal 2004, our revenues increased by $16.4 million, while our cost of sales increased by $3.2 million and operating expenses increased by $3.9 million. During fiscal 2004, we increased the number of our paying subscribers and our revenue without proportionate increases in our cost of sales and operating expenses, primarily because we were successful during this period in converting many of our subscribers from a free level of service to a paying level of service. In addition, beginning in the fourth quarter of fiscal 2003, we began to market our services to new subscribers using a free 30-day trial period with charges starting for the service level selected by the subscriber at the end of that 30-day period, which helped us increase the number of our paying subscribers.

Liquidity and Capital Resources

At June 30, 2005, our principal sources of liquidity were cash and cash equivalents of $16.8 million, marketable securities of $40.0 million and accounts receivable net of allowance for doubtful accounts of $5.7 million. To date, our operations have been primarily funded with proceeds from the sale of preferred stock and with cash provided by operating activities. Net proceeds from issuances of preferred stock totaled $28.8 million.

Cash and cash equivalents and marketable securities increased from $13.2 million at June 30, 2004 to $56.8 million at June 30, 2005. This increase is primarily due to the receipt of the net proceeds from the public offering of our common stock of $35.2 million, cash generated by operations of $7.6 million and exercise of options of $1.9 million, partially offset by purchases of property and equipment of $1.1 million.

In fiscal 2005, net cash provided by operating activities was $7.6 million consisting of $11.6 million of net income and $1.0 million in depreciation, amortization and impairment loss on other long-lived assets, offset by an increase of $1.3 million in the net deferred tax asset, a decrease of $1.2 million in income taxes payable, a decrease in deferred revenues of $0.8 million and an increase of $2.0 million in accounts receivable.

We expect that our cash on hand at June 30, 2005, along with cash generated from operations, will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business. For the year ended June 30, 2006, we anticipate making capital expenditures of approximately $1 million.

Accounts receivable, net increased to $5.7 million at June 30, 2005 from $3.7 million at June 30, 2004. This increase is due to the growth in sales in fiscal 2005 and to decreased billing and collections costs per dollars billed through telephone companies. Amounts billed per subscriber through telephone companies increased during fiscal 2005, and because billing and collection costs through telephone companies is driven primarily by the number of subscribers billed and not by the dollars billed, billing and collection costs per dollars billed decreased. Billings and collections costs are netted against accounts receivable since we receive payments from customers net of the fees charged by the billing companies.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of June 30, 2005 is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$2,716	$528	$1,282	$869	$37
Purchase obligations	1,388	1,316	72	—	—

Total	$4,104	$1,844	$1,354	$869	$37

Purchase obligations consist primarily of contracts with communications services providers totaling $976,000 and contractual obligations to pay $70,000 to providers of billing and collection services due in less than one year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk. We do not currently do any business denominated in foreign currencies and, therefore, are not subject to any significant foreign currency exchange risk.

Interest rate sensitivity. We had cash and cash equivalents totaling $16.8 million and marketable securities totaling $40.0 million at June 30, 2005, and cash and cash equivalents totaling $6.2 million and marketable securities totaling $7.0 million at June 30, 2004. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities including auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents or marketable securities as a result of changes in interest rates. Declines in interest rates, however, will reduce our future interest income.

Risks Related To Our Business

Our ability to expand our revenues and profitability will be dependent upon our ability to successfully market our services to mobile phone users.

We grew our business by developing a base of subscribers who use our services to manage their telecommunications services on their traditional, or “landline,” telephone. In the future, however, we intend to devote substantial resources to marketing our services to users of mobile telecommunications services. Those mobile telecommunications services are in a different market segment than that in which we traditionally have competed, and therefore we will need to understand this new market segment in order to be successful. In addition, our ability to successfully implement and market our mobile telephone services is dependent upon a number of technical factors that are beyond our control, including the cooperation of service providers in allowing our customers to transition the use of their existing mobile telephone number to our service, as well as a number of operating challenges beyond our control, including the marketing of our new services to mobile telephone users. Finally, the cost structure of that new market segment is different from that of the landline segment in which we traditionally have competed. If we fail to understand the demands of consumers in this new market segment, or if we fail to understand and adapt to the cost structure or technical demands of operating in this new market segment, then we will not be able to achieve growth in our revenues and profits, and our results of operations and financial condition would be adversely affected.

Our ability to successfully market our services to mobile phone users will be dependent upon our success in entering into and successfully managing indirect distribution relationships.

We grew our business by directly marketing our landline services to consumers and small businesses through Internet advertising. We intend to promote our services to mobile phone users through “indirect” distribution arrangements in which we enter into distribution agreements with telecommunications service providers, who agree to distribute our services to their subscribers. We do not have significant experience in developing and managing those indirect relationships. There typically is a long lead time required to conclude agreements for such arrangements, additional time is thereafter required to implement each agreed-upon arrangement, and the actual pace of implementation is dependent upon cooperation and support from the companies with which we enter into those arrangements. In addition, even if we are able to put such indirect distribution relationships in place, the extent to which the service provider’s customers subscribe for our services will be dependent in substantial part upon the pace and manner in which the service provider implements and promotes our services, which are outside of our control. If we are unable to successfully implement those indirect distribution relationships, then we may not realize substantial growth in our subscribers for our mobile services, we will not realize substantial growth in revenues or profitability, and our results of operations and financial condition will be adversely affected.

The use of indirect distribution arrangements may cause us to realize lower revenues and profitability than we traditionally have realized from “direct” distribution of our services.

We expect that the principal growth in subscribers to our mobile services will come primarily from the implementation of indirect distribution arrangements. While these arrangements typically deliver subscribers to us at a lower subscriber acquisition cost than our traditional sources of subscribers, they also tend to generate a lower average revenue per user, or “ARPU,” than the traditional “direct” sources of subscribers. In order to achieve substantial future revenue growth from these “indirect” distribution arrangements, we will need to implement indirect distribution arrangements that afford us broad exposure to significant potential subscribers, and we will need the other parties to those arrangements to cooperate with us in distributing our services to their customers. If we are unable to accomplish those objectives, then we may not achieve future revenue growth, and our results of operations will be adversely affected.

If telecommunications customers integrate their landline and mobile services at a rate that is slower than what we predict, then we may experience delays in realizing growth in revenues and profitability from our mobile services.

We have decided to devote substantial resources to our services for mobile telephone users because we believe that consumers are making more substantial use of their mobile phones and are reducing their use of traditional landline phones. If the pace of that changeover to mobile telecommunications services unfolds more slowly than we currently foresee it occurring, then the proportion of mass market consumers who are ready to subscribe for our mobile services may be much smaller than is necessary to support substantial growth in our revenues and profitability. If the proportion of consumers who subscribe for our mobile services is correspondingly lower, then our results of operations and financial condition will be adversely affected.

Because we are unable to predict with precision the rate at which consumers will subscribe for our mobile services, our results of operations may be correspondingly less predictable, our stock price therefore may be more volatile, and our stockholders may suffer losses.

For the past several years we have marketed our landline services directly to consumers and have assembled a substantial amount of data that allowed us to predict our subscriber counts, revenues, and profits with some reliability. As our business increasingly emphasizes the delivery of mobile services, however, we will be operating in a new market segment and offering to potential customers new services that have not been marketed or sold by us or any other company. As a result, we have little historical data with which to predict with any precision the rate at which our services will be accepted by consumers or the prices at which consumers may be willing to subscribe for those services. Consequently, we may experience significantly greater swings in our revenues and profitability than in the past, our stock price may become increasingly volatile, and our stockholders may realize losses in the value of their shares.

As we market our mobile services through pre-paid mobile telephone arrangements, our results from operations will be dependent upon our ability to manage inventories.

We are implementing our new mobile calling services, in part, by purchasing mobile telephones and prepaid phone cards, packaging our mobile services with those items, and selling those items to distributors, who then re-sell them to end users. This method of distribution requires that we actually purchase and own those phones prior to the time when we sell them to our distributors. Our ability to sell those phones at an acceptable gross margin may be adversely affected by a number of factors, including increases in material or labor costs, excess inventory, obsolescence charges from our vendors, prolonged holding periods, our inability to anticipate product demands, and price competition in the market for such items. If we are unable to successfully manage those factors, then our results of operations may be adversely affected as we purchase and market increasing numbers of those pre-paid mobile phones and phone cards.

If network service providers elect to bundle services similar to ours that they obtain from other providers or to develop such services themselves as part of their product offering, we could lose many of our paid subscribers.

The market for communications and information services is competitive, and many service providers attempt to attract and retain subscribers by offering a variety of services. While service providers that provide Internet call waiting and call management services generally impose a separate charge, those service providers may in the future bundle such services with their other service offerings, thereby effectively offering these services for no incremental fee. If we lose subscribers to those network service providers that bundle services that are competitive with ours and we are unable to find replacement subscribers willing to pay for our services, our business, revenues and profitability would be adversely affected.

As the subscribers for and revenues from our traditional landline business erode over time, any growth in our profitability and revenues will be increasingly dependent upon our ability to successfully market our services to subscribers for our mobile services.

Consumers and small and home office, or SOHO, users are switching from dial-up to broadband at an increasing pace. As a result, we expect that the number of actual and prospective subscribers for our landline services will decline over time. We therefore have made a conscious decision to reduce the amount of resources that we traditionally have devoted to attracting and retaining subscribers for our landline services, and instead we are investing those resources in expanding our mobile services. Consequently, the number or our landline subscribers is likely to decline over time. As a result, if we are unable to successfully increase our revenues and profits from subscribers for our mobile service, then our overall revenues and profits may decline over time.

Increased marketing costs for Internet advertising may cause further erosion in our traditional landline business.

Our subscriber acquisition costs for our traditional land-line customers are dependent largely upon our ability to purchase multiple types of advertising at a reasonable cost. Our advertising costs vary over time, depending upon a number of factors, some of which are beyond our control, such as seasonality, the particular mix of advertising we use and the rate at which we convert potential subscribers into paid subscribers, and consolidation among companies that control advertising channels. We have experienced an increase in subscriber acquisition costs in the recent periods. Given our belief that our revenues from our traditional landline business will rdecline over time, we have decided not to increase the amount of money that we spend on Internet advertising for our landline services. As a result, we are realizing both reduced marketing expenditures and a higher unit cost for the advertising services that we purchase. We expect that those two factors will occasion an acceleration in the decline of our landline business over time.

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

As we expand our operations and offer new services, there is a risk that our systems and procedures may not be adequate to support our operations or ensure proper identification of and proper accounting treatment for our activities. Our failure to maintain and implement such adequate systems and procedures could adversely affect the information on which we base our decisions, thereby causing us to make inappropriate business decisions. Those incorrect decisions in turn, could adversely affect our business, financial condition, and results of operation.

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

Our subscribers are generally price sensitive. In response to that sensitivity, we have attempted to control our costs in order to be able to charge low subscription rates for our landline services, which generally range from $1.50 to $7.95 per month, and are as high as $9.95 per month in limited circumstances. We expect that recruiting new subscribers may become more expensive on average if we increase our marketing efforts. If we experience significant cost increases or otherwise want to increase our margins, we may be unable to increase our monthly charges by an amount sufficient to allow us to maintain margins or our profitability, and our business and operating results could be adversely affected.

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

Our operations are dependent upon our ability to protect our computer network from interruption, unauthorized entry, computer viruses and other similar events. In the past, we experienced one outage of our entire system which occurred following the failure of redundant components and lasted approximately two hours. From time to time, we have also experienced limited system interruptions. While these interruptions did not significantly harm our business, our existing and planned precautions may not be adequate to prevent a significant interruption in the operation of our network in the future. Despite the implementation of security measures, our infrastructure also may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our subscribers, employees or other Internet users who attempt to invade public and private data networks. A system failure or a breach of our security measures may lead to a disruption in service, or the misappropriation of confidential information, which may result in significant liability to us and also may deter current and potential subscribers from using our services. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our subscribers could cause us to lose paid subscribers and harm our business, prospects, financial condition and results of operations.

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

In addition, in July 2004, the licensing agent for j2 Global Communications, Inc., or j2, sent to us a letter suggesting that an aspect of our services may employ inventions covered by U.S. Patent No. 6,350,066, “Systems and methods for storing, delivering and managing messages,” or the ‘066 patent, which j2 recently had acquired, and offering a non-exclusive license for that patent. On August 24, 2004, j2 filed a complaint against us in the United States District Court for the Central District of California, alleging that our operations infringe the ‘066 patent. j2’s complaint seeks injunctive relief and unspecified damages, among other relief. We have reviewed the ‘066 patent and believe that although the claims of the ‘066 patent disclose systems and methods that may resemble portions of our prior operations, we believe that we do not infringe any claim of the ‘066 patent in our present operations. On December 30, 2004, we agreed to stipulate to amend the above-referenced complaint to include two additional patents, specifically U. S. Patent No. 6,564,321, “Systems and methods for storing, delivering and managing messages,” or the ‘321 patent, and U.S. Patent No. 6,208,638, “Method and apparatus for transmission and retrieval of facsimile and audio messages over a circuit or packet switched network,” or the ‘638 patent. We believe that we do not infringe any of those claims, and have also received opinions from our patent counsel that the claims of those three j2 patents are not infringed by our operations. On April 19, 2005, the Company agreed to stipulate to a further amendment to the above-referenced complaint, to include an allegation that we infringe the claims of U.S. Patent No. 6,857,074, or the ‘074 patent. However, the outcome of any litigation is inherently uncertain. We can offer no assurance that our present operations or past operations will not be determined to infringe or to have infringed j2’s patents, and we anticipate that j2 will continue to pursue litigation with respect to its claims. Accordingly, we cannot predict whether j2’s claims will have a material adverse effect on our business, operating results, financial conditions and cash flows. We do presently project that if the litigation continues at its present pace, then we are likely to incur a material amount of attorneys’ fees and costs in the litigation. Please see the section titled “Legal Proceedings” on page 14 for additional disclosure regarding the j2 litigation.

In October 2004, we received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone System,” or the ‘694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the ‘266 patent. On January 19, 2005, we filed in the United States District Court for the Central District of California an action for declaratory relief, in which we are seeking to have the court declare that we do not infringe the ‘694 patent or the ‘266 patent. We have received an opinion of counsel that our operations do not infringe ‘694 patent or ‘266 patent, although we can offer no assurance that a court would agree with that opinion. The Court recently rejected Web Telephony’s motion to dismiss and held that the Court has personal jurisdiction over Web Telephony. We filed a First Amended Complaint on May 2, 2005, adding a cause of action for interference with prospective economic advantage. Web Telephony filed an Answer to the First Amended Complaint on September 6, 2005, and counterclaimed, alleging infringement of the ‘694 and ‘266 patents. Nonetheless, the outcome of the Web Telephony litigation is uncertain, and an adverse judgment would likely have a material adverse impact upon our business and results of operations.

On July 1, 2005, Catch Curve, Inc., a Delaware corporation, or Catch Curve, filed a complaint against the Company in the United States District Court for the Central District of California (Action No. CV05-4819), or the Action, alleging that the Company’s operations infringe U.S. Patents No 6,785,021, or the ‘021 Patent, U.S. Patent No. 6,643,034, or the ‘034 Patent, U.S. Patent No. 5,291,302, or the ‘302 Patent, and U.S. Patent No. 4,994,926, or the ‘926 Patent. The Company has obtained an extension of time in which to file its Answer to that complaint. The Company has received from intellectual property counsel opinions that the Company’s present operations do not infringe the claims of the 021 patent, the ‘034 patent, the ‘302 patent, or the ‘926 patent. By reason thereof, we presently do not believe it is probable that the Company will suffer, by reason of such litigation, a material loss. However, the outcome of any litigation is uncertain, and it is premature to reach any definitive conclusions in that regard and an adverse outcome may have a material adverse effect upon our business and results of operations.

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

We may not be able to protect and enforce our intellectual property rights, which could impair our ability to compete and reduce the value of our services.

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

Our future capital needs are difficult to predict. We may require additional capital in order to take advantage of opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Additionally, funds generated from our operations may be less than anticipated. As of June 30, 2005, we had total working capital of $59.0 million and $16.8 million of cash and cash equivalents and $40.0 million of marketable securities. For the 12 months ending June 30, 2006, we anticipate making capital expenditures of approximately $1.0 million. While we believe that our current capital resources will be sufficient to fund our operations through the end of June 30, 2006, we may need to raise additional funds either by borrowing money or issuing additional equity in order to handle unforeseen contingencies or take advantage of new opportunities. We may not be able to raise such funds on favorable terms, if at all. If we are unable to obtain additional funds, then we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business or prospects.

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

At present there are few laws, regulations or rulings that specifically address access to or commerce on the Internet, including the provision of Internet protocol-based telephony and other IP-enabled services. We are unable to predict the impact, if any, that future legislation, regulations or legal decisions may have on our business. However, the growth in the market for IP-based telephony and other IP-enabled communications, and the popularity of these services, create the risk that governments and agencies increasingly will seek to regulate services such as our current offerings. Many legislative and regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and various state regulatory agencies. For example:

•	On March 10, 2004, the FCC released a notice of proposed rulemaking (Docket 04-36) and sought public comment regarding the regulatory classification, rights and obligations of services supported by IP technologies.

•	On April 21, 2004, the FCC released a narrow declaratory ruling finding that certain Internet protocol telephony services are telecommunications services upon which interstate access charges may be assessed. Prior to this decision, the FCC had never ruled that a service relying on Internet-protocol technology was a telecommunications service. The ruling illustrates that certain Internet-protocol based services may become subject to costs and regulations that, previously, were not thought to be applicable. This ruling, however, is not likely to have any direct effect on us in the near future.

•	At an open meeting on August 5, 2005, the FCC unanimously adopted an order reclassifying wireline broadband Internet access services as information services, thereby placing wireline broadband Internet access services within the same general regulatory framework as cable modem services. As an information service, wireline broadband Internet access, like cable modem service, no longer is subject to regulation under Title II of the Communications Act of 1934, as amended, or the FCC’s Computer Inquiry rules, but is subject to specific obligations imposed under Title I of the Act. Until the Commission releases the text of the decision, many important details regarding the decision will remain unclear. However, the decision could potentially could enable ILECs to (1) refuse to permit subscribers to their broadband transmission services to use our enhanced services, (2) charge higher rates for underlying broadband transmission service to subscribers to our enhanced services, or (3) bundle enhanced services that are similar to our enhanced services with their broadband transmission services at such a rate that it becomes economically unfeasible for us to compete with the ILEC. If one or more ILECs take any of those actions with explicit or tacit permission from the FCC, then it could have a material adverse impact upon our profitability and the results of our operations.

•	November 12, 2004, the FCC released an order preempting the September 11, 2003 order of the Minnesota Public Utilities Commission. In the preempted Minnesota Order, the Minnesota Commission had asserted regulatory jurisdiction over Vonage’s DigitalVoice service and ordered Vonage to comply with all state statues and regulations relating to the offering of telephone service in Minnesota, which could have required Vonage, among other things, to obtain operating authority, file tariffs, and provide and fund 911 emergency services. In addition to preempting the Minnesota Order, the FCC concluded that “comparable regulations of other states must likewise yield to important federal objectives,” although the agency did not identify, or preempt, any specific state regulations or orders apart from the Minnesota Order. Specifically, the FCC explained that, “to the extent that other VoIP services are not the same as Vonage’s but share similar basic characteristics, we believe it highly unlikely that the Commission would fail to preempt state regulation of those services to the same extent.” The FCC, however, did not determine whether DigitalVoice or any other IP-enabled service is an information or telecommunications service, and thus the regulatory classification of these services under the Act remains an open issue. An appeal of the FCC’s preemption order is currently pending.

The specific services at issue in the FCC’s preemption order referenced above were offered to the public as substitutes for, or as substantially equivalent to, existing telecommunications services. In contrast, the services that we currently offer are not offered to the public as substitutes for, or as substantially equivalent to, existing telecommunications services. Our IP-enabled services allow our customers to manage calls which are initiated by third parties to our customers and completed over the local service facilities of our customers’ existing telecommunications service providers. As such, our customers could not use our service unless they are also separately receiving telecommunications services from their own service provider. Certain decisions adopted by state commissions before the FCC issued its preemption order suggested an increased interest by some state commissions in regulating services that may be perceived as the functional equivalent of local phone service. If state regulators attempt to regulate the enhanced services that we provide or determine that the enhanced services that we provide are currently subject to their regulatory provisions, then we may be faced with substantially increased regulatory burdens and costs.

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

Our executive officers, directors and 5% stockholders together beneficially own approximately 63.6% of our common stock, including shares subject to options and warrants that confer beneficial ownership of the underlying shares. Accordingly, these stockholders, for the foreseeable future will continue to have significant influence over our affairs including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control will limit the ability of shareholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

In the third quarter of fiscal 2005, our auditors identified two “significant deficiencies” in our system of internal controls and operations. The term “significant deficiency,” as defined under standards established by the Public Company Accounting Oversight Board, refers to a control deficiency, or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally acceptable accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

First, our auditors noted that we had entered into certain transactions in connection with an announced new line of business and strategy, but that there was limited documentation and other evidence that our finance department had considered certain elements of those transactions that may affect the accurate recordation of the results of those transactions. As of June 30, 2005, we expanded our expertise on revenue recognition policies and implemented a new business development and approval matrix, expanding the role of senior financial management in approval of new business activities.

Second, our auditors also noted that management may be relying too significantly on our outside income tax preparer to calculate our income tax provision without appropriately challenging the results. We have engaged a new tax advisor with appropriate expertise in the rules underlying the income tax provision issue and senior financial management has reviewed the tax provision and significant issues with him.

Therefore, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

Other than as disclosed above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls. Areas for improvement include streamlining our billing processes, further limiting internal access to certain data systems and continuing to improve coordination across business functions. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we expect to make changes in our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item concerning our directors is incorporated by reference from the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2005, or the Proxy Statement. The information required by this Item concerning our executive officers is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Executive Officers, Directors and Key Employees.” The information required by this Item concerning our code of ethics is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Code of Ethics.” The information required by this Item concerning our equity compensation plan is set forth under Item 5 of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section entitled “Executive Compensation” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Transactions” of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Independent Accountants” of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are being filed as part of this report:

(1) Consolidated Financial Statements

Reference is made to the Index to Consolidated Financial Statements of CallWave, Inc. appearing on page F-1 of this report.

(2) Consolidated Financial Statement Schedules

The following consolidated financial statement schedule of the Company for each of the fiscal years ended June 30, 2005, 2004, and 2003, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2005, 2004 and 2003

(3) Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

(3) Articles of Incorporation and By-laws

3.1(1)	Certificate of Incorporation of Registrant

3.2(4)	Amended and Restated Certificate of Incorporation of the Registrant.

3.3(1)	Bylaws of the Registrant.

(10) Material Contracts

10.1(1)	Standard Industrial/Commercial Multi-Tenant Lease dated March 13, 2000, by and between Marc and Meryl A. Winnikoff, Trustees under the Marc & Meryl A. Winnikoff Living Trust dated July 11, 1997 and the Registrant.

10.2(1)	Standard Office Lease dated April 5, 2000, by and between Timm Properties II and the Registrant.

10.3(1)	Lease Agreement dated April 1, 2001, by and between Liberty Telecom, LLC, and 200 South Virginia Investments, LLC.

10.4(1)	First Amendment to Lease Agreement dated December 17, 2002, by and between Liberty Telecom, LLC and 200 South Virginia Investments, LLC.

10.5(1)	Standard Office Lease dated December 18, 2001, by and between Timm Properties II and the Registrant.

10.6(1)	Co-location Agreement dated September 1, 2003, by and between Colocation Gateways, LLC and Liberty Telecom, LLC.

10.7(1)	1999 Stock Option Agreement

10.8(1)	2000 Stock Option Agreement.

10.9(1)	First Amendment to 2000 Stock Option Plan

10.10(1)	Second Amendment to 2000 Stock Option Plan.

10.11(1)	Third Amendment to 2000 Stock Option Plan.

10.12(1)	2004 Stock Incentive Plan.

10.13(1)	Select Account Network Services Agreement dated October 27, 2000, by and between Global Crossing Telecommunications, Inc. and the Registrant.

10.14(1)	Amendment No. 1 to Master Services Agreement dated April 2, 2002 by and between Global Crossing Telecommunications, Inc. and the Registrant.

10.16(1)	Enhanced Services Provider Access Service Agreement dated November 1, 1999, by and between Liberty Telecom, LLC and the Registrant, and Amendment No. 1 thereto dated January 1, 2002.

10.17(1)	Carrier Services Agreement dated May 29, 2001, by and between Qwest Communications Corporation and the Registrant.

10.18(2)	Transwork Services Agreement dated October 24, 2001, by and between TransWork Information Services Private Limited and the Registrant.

10.19(2)	SS7 Direct Service Agreement dated December 17, 2003, by and between MCI Worldcom Network Services, Inc. and Liberty Telecom, LLC.

10.20(2)	MCI Service Agreement dated April 8, 2004, by and between MCI Worldcom Communications, Inc. and the Registrant.

10.21(2)	Master Network Interconnection and Resale Agreement dated July 20, 2003, between Liberty Telecom, LLC and Central Telephone Company-Nevada dba Sprint of Nevada.

10.22(2)	Master Service Agreement dated April 30, 2004, by and between Level 3 Communications, LLC and Registrant.

10.23(1)	Earthlink Partner Agreement dated March 2003, by and between Earthlink, Inc., and the Registrant.

10.24(1)	First Amendment to Earthlink Partner Agreement dated January 6, 2004, by and between Earthlink, Inc. and the Registrant.

10.26(1)	Enhanced Service Billing and Information Management Services Agreement dated November 21, 2002, by and between Enhanced Services Billing, Inc. and the Registrant.

10.27(1)	OSG Print and Mail Fulfillment Services Agreement dated September 1, 2003, by and between Output Service Group and the Registrant.

10.28(1)	Payment Services Merchant Services Agreement dated June 29, 2004, by and between Level 3 Communications, LLC and the Registrant.

10.29(3)	First Addendum to Master Service Agreement dated June 29, 2004, by and between Level 3 Communications, LLC and the Registrant.

10.30(2)	Agreement between Nevada Bell and Liberty Telecom, LLC

10.31(1)	Employment Agreement dated April 27, 20004, by and between David Hofstatter and the Registrant.

10.32(4)	Employment Agreement dated August 11, 2004, by and between John M. Greathouse and the Registrant.

10.33(5)	Employment Agreement dated January 26, 2005, by and between Adrian van Haaften and the Registrant.

10.34(6)	Employment Agreement dated August 15, 2005, by and between Stephen Cordial and the Registrant.

10.35	Standard Office Lease dated May 6, 2005, by and between Alan R. Porter and the Registrant.

10.36	Standard Office Lease dated June 30, 2005, by and between Timm Properties II and the Registrant.

10.37	Separation and General Release Agreement dated February 15, 2005 by and between David Brahm and the Registrant.

(14) Code of Ethics

(21) List of Subsidiaries

(23) Consent of Ernst & Young LLP, an independent registered public accounting firm

(31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-115438) on May 13, 2004 and incorporated herein by reference.
(2)	Previously filed in the Registrant’s Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-115438) filed on June 30, 2004 and incorporated herein by reference.
(3)	Previously filed in the Registrant’s Registration Statement Amendment No. 2 on Form S-1 (File No. 333-115438) filed on August 24, 2004 and incorporated herein by reference.
(4)	Previously filed in the Registrant’s Registration Statement Amendment No. 5 on Form S-1 (File No. 333-115438) filed on September 27, 2004 and incorporated herein by reference.
(5)	Previously filed in the Registrant’s Current Report on Form 8-K filed on January 26, 2005 and incorporated herein by reference.
(6)	Previously filed in the Registrant’s Current Report on Form 8-K filed on May 26, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date: September 15, 2005	By:	/s/ DAVID F. HOFSTATTER
David F. Hofstatter, President and Chief Executive Officer

Date: September 15, 2005	By:	/s/ C. STEPHEN CORDIAL
C. Stephen Cordial Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 15, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ DAVID F. HOFSTATTER David F. Hofstatter	Director, President and Chief Executive Officer (Principal Executive Officer)	September 15, 2005

/s/ C. STEPHEN CORDIAL C. Stephen Cordial	Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2005

/s/ PETER V. SPERLING Peter V. Sperling	Chairman and Director	September 15, 2005

/s/ DAVID S. TRANDAL David S. Trandal	Director	September 15, 2005

/s/ JEFFREY O. HENLEY Jeffrey O. Henley	Director	September 15, 2005

/s/ MICHAEL S. NOLING Michael S. Noling	Director	September 15, 2005

/s/ JERRY MURDOCK Jerry Murdock	Director	September 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

CallWave, Inc.

We have audited the accompanying consolidated balance sheets of CallWave, Inc., as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CallWave, Inc., as of June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Los Angeles, California

August 15, 2005

CALLWAVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$16,828	$6,187
Marketable securities	39,996	7,003
Restricted cash	335	335
Accounts receivable; net of allowance for doubtful accounts of $370 and $402	5,676	3,690
Inventory	454	—
Prepaid income tax	113	—
Other current assets	476	153

Total current assets	63,878	17,368

Property and equipment, net	2,024	1,743
Deferred tax asset	2,929	1,664
Other assets	414	853

Total assets	$69,245	$21,628

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$801	$1,245
Accrued payroll	1,014	758
Deferred revenue	1,587	2,401
Income taxes payable	—	1,158
Other current liabilities	1,447	543

Total current liabilities	4,849	6,105

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0 par value; 0 and 648 shares authorized, issued and outstanding at June 30, 2005 and 2004, respectively (liquidation preference of $0 and $216 at June 30, 2005 and 2004, respectively)	—	83
Series B convertible preferred stock, $0 par value; 0 and 2,829 shares authorized, issued and outstanding at June 30, 2005 and 2004, respectively (liquidation preference of $0 and $1,697 at June 30, 2005 and 2004, respectively)	—	1,691
Series C convertible preferred stock, $0 par value; 0 and 1,229 shares authorized, issued and outstanding at June 30, 2005 and 2004, respectively (liquidation preference of $0 and $1,475 at June 30, 2005 and 2004, respectively)	—	1,472
Series D convertible preferred stock, $0 par value; 0 and 1,706 shares authorized, issued and outstanding at June 30, 2005 and 2004, respectively (liquidation preference of $0 and $4,094 at June 30, 2005 and 2004, respectively)	—	4,077
Series E convertible preferred stock, $0 par value; 0 and 11,100 shares authorized at June 30, 2005 and 2004, respectively; 0 and 7,819 shares issued and outstanding at June 30, 2005 and 2004, respectively (liquidation preference of $0 and $21,190 at June 30, 2005 and 2004, respectively)	—	21,438
Preferred stock, $0 par value; 10,000 and 0 authorized at June 30, 2005 and 2004, respectively; none outstanding at June 30, 2005 and 2004	—	—
Common stock, $0 par value; 100,000 and 50,000 shares authorized at June 30, 2005 and 2004, respectively; 19,799 and 6,367 shares issued and outstanding at June 30, 2005 and 2004, respectively	70,296	3,998
Deferred compensation	(545)	(303)
Other comprehensive loss	(24)	—
Accumulated deficit	(5,331)	(16,933)

Total stockholders’ equity	64,396	15,523

Total liabilities and stockholders’ equity	$69,245	$21,628

See accompanying notes.

CALLWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended June 30,
	2005	2004	2003
Revenues	$45,518	$38,886	$22,488
Cost of sales	13,026	11,673	8,467

Gross profit	32,492	27,213	14,021
Operating expenses:
Sales and marketing	9,533	5,987	3,959
Research and development	6,868	5,294	4,894
General and administrative	7,622	4,985	3,376
Impairment of long-lived assets	4	30	191

Total operating expenses	24,027	16,296	12,420

Operating income	8,465	10,917	1,601
Interest income (expense), net	1,032	93	36

Income before income taxes	9,497	11,010	1,637
Income tax expense (benefit)	(2,105)	(505)	1

Net income	$11,602	$11,515	$1,636

Net income per share:
Basic	$0.72	$1.96	$0.29
Diluted	0.57	0.73	0.11
Weighted-average common shares outstanding:
Basic	16,171	5,886	5,562
Diluted	20,295	15,674	15,291

See accompanying notes.

CALLWAVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Deferred Compensation	Other Compre- hensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2002	648	$83	2,829	$1,691	1,229	$1,472	1,706	$4,077	7,819	21,438	5,554	$2,598	$(298)	—	$(30,084)	$977
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	18	11	—	—	—	11
Deferred compensation	—	—	—	—	—	—	—	—	—	—	—	(13)	13	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—	87	—	—	87
Non-employee equity compensation	—	—	—	—	—	—	—	—	—	—	—	14	—	—	—	14
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,636	1,636

Balance at June 30, 2003	648	83	2,829	1,691	1,229	1,472	1,706	4,077	7,819	21,438	5,572	2,610	(198)	—	(28,448)	2,725
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	192	300	—	—	—	300
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	603	363	—	—	—	363
Deferred compensation	—	—	—	—	—	—	—	—	—	—	—	677	(677)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—	572	—	—	572
Non-employee equity compensation	—	—	—	—	—	—	—	—	—	—	—	48	—	—	—	48
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,515	11,515

Balance at June 30, 2004	648	83	2,829	1,691	1,229	1,472	1,706	4,077	7,819	21,438	6,367	3,998	(303)	—	(16,933)	15,523
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	375	513	—	—	—	513
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	518	1,369	—	—	—	1,369
Deferred compensation	—	—	—	—	—	—	—	—	—	—	—	430	(430)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—	173	—	—	173
Non-employee equity compensation	—	—	—	—	—	—	—	—	—	—	—	—	15	—	—	15
Conversion of preferred into common stock	(648)	(83)	(2,829)	(1,691)	(1,229)	(1,472)	(1,706)	(4,077)	(7,819)	(21,438)	8,539	28,761	—	—	—	—
Proceeds from initial public offering net of expenses	—	—	—	—	—	—	—	—	—	—	4,000	35,225	—	—	—	35,225
Unrealized losses on available for sale investments	—	—	—	—	—	—	—	—	—	—	—	—	—	(24)	—	(24)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,602	11,602

Comprehensive income																11,578

Balance at June 30, 2005	—	$—	—	$—	—	$—	—	$—	—	$—	19,799	$70,296	$(545)	$(24)	$(5,331)	$64,396

See accompanying notes.

CALLWAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$11,602	$11,515	$1,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	801	758	834
Impairment of long-lived assets	4	30	191
Amortization of deferred compensation	173	572	87
Non-employee equity based compensation	15	48	14
Deferred tax asset	(1,265)	(1,664)	—
Bad debt expense	1,487	1,146	498
Changes in operating assets and liabilities:
Restricted cash	—	(335)	—
Accounts receivable, net of bad debt expense	(3,473)	(1,817)	(2,659)
Inventory	(454)	—	—
Prepaid income tax	(113)	—	—
Other assets	116	(730)	(98)
Accounts payable	(444)	340	33
Accrued payroll and other liabilities	1,160	530	191
Deferred revenues	(814)	(637)	585
Income taxes payable	(1,158)	1,158	—

Net cash provided by operating activities	7,637	10,914	1,312
Cash flows from investing activities:
Purchases of marketable securities	(45,217)	(7,003)	—
Sales of marketable securities	12,200	—	—
Purchases of property and equipment	(1,086)	(767)	(389)

Net cash used in investing activities	(34,103)	(7,770)	(389)
Cash flows from financing activities:
Exercises of stock options and warrants	1,882	663	11
Proceeds from initial public offering	37,200	—	—
Costs incurred in initial public offering	(1,975)	—	—

Net cash provided by financing activities	37,107	663	11

Net increase in cash and cash equivalents	10,641	3,807	934
Cash and cash equivalents at beginning of the period	6,187	2,380	1,446

Cash and cash equivalents at end of the period	$16,828	$6,187	$2,380

Supplemental disclosures of cash flow information
Cash paid for:
Income taxes	$431	$1	$1
Interest	1	—	1
Supplemental schedule of non-cash transactions
Equity based deferred compensation	$430	$677	$(13)

See accompanying notes.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

Description of business—CallWave, Inc. (CallWave, or the Company), was incorporated in August 1998, first marketed its free services in February 1999 and began marketing paid subscription services in April 2001. CallWave provides software-based communications application services that bridge calls across existing landline, mobile and Internet networks.

Principles of consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary accounts that are particularly sensitive to changes in estimates are the allowance for doubtful accounts, inventory allowance, net realizable value of investments, and the valuation allowance for the deferred tax asset. Actual results could differ from those estimates.

Cash equivalents—All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

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

Fixed assets—Fixed assets are stated at cost less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. Fixed assets are depreciated using the straight-line method over their estimated useful lives.

Fair value of financial instruments—Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying values of these instruments approximate fair value due to their short-term nature.

Inventories: Inventories consist of finished goods and are stated at the lower of cost or market, cost being determined under the first-in, first-out method. Inventory at June 30, 2005 consisted of the following:

Phone cards	$247,000
Prepaid phones	207,000

Total	$454,000

For the year ended June 30, 2005, we recorded an impairment allowance against inventory in the amount of $75,000 to reduce the inventory balance to its net realizable value. Management’s judgment is required in determining net realizable value and the extent of any impairment to our inventory. Judgment is also required in determining the collectability of amounts that are due from our distributors as a result of selling our inventory through to end customers.

Concentrations of credit risk—The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The receivable from the vendor at June 30, 2005 and 2004 was $5,152,000 and $3,423,000, respectively.

The Company’s cash balances at financial institutions exceed the maximum amounts insured by the Federal Deposit Insurance Corporation.

Investments in minority owned companies—The Company accounts for investments in minority interests of other companies over which it does not exercise significant influence on the cost method in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired. In the event of other than temporary impairment, the Company will reduce the carrying amount to the estimated fair value.

Revenue recognition—The Company earns revenues primarily from paid subscriber services and to a lesser extent, fees earned from local exchange carrier call termination access charges and the offering of third-party products and services to our subscribers. Beginning in 2005, the Company entered the prepaid mobile phone market by selling prepaid phones directly to its subscriber base and to a distributor.

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. The Company recognizes revenue beginning when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the fees are fixed and determinable and collection is reasonably assured.

The Company’s subscriber revenues consist of monthly recurring subscription fees, which are paid in one of three ways: a charge placed on the customers’ phone bill, credit card or paper invoice. The Company recognizes revenue ratably over the subscription period when the SAB 104 criteria are met. For those subscribers who are billed in arrears, the Company estimates collections to be received in subsequent months for services previously delivered.

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

In the third quarter of fiscal 2005, the Company purchased prepaid phones and phone cards with the intention of reselling them with a 30-day free trial of CallWave’s application-based services and entered into an agreement to sell a portion of these prepaid phones and phone cards to a distributor. Revenue from the sale of prepaid phones and phone cards is recognized when the SAB 104 criteria are met. The Company recognizes sales to this distributor on a sell-through basis and when the cash is collected from the distributor. The Company has recognized $185,000 of revenue related to the sale to this distributor in the year ended June 30, 2005.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of fiscal 2005, the Company began selling prepaid phones within which the CallWave technology is embedded to its subscriber base. These transactions contain multiple elements, including the phone, the minutes, and our CallWave service, to which we have applied EITF 00-21, Revenue Arrangements with Multiple Deliverables. The various elements of the arrangement are separable and each element is recognized separately in accordance with SAB 104. In accounting for multiple deliverables, management’s judgment is necessary when identifying the nature of deliverables in an arrangement as well as measuring and allocating fair value to the multiple deliverables.

Deferred revenue—Deferred revenue consists of customer prepayments of subscription fees, which will be earned in the future under agreements existing at the balance sheet date. Deferred revenue is amortized ratably over the period in which services are provided.

Cost of sales—Cost of sales consists of billing and collection costs, long-distance telephone service expenses used to deliver the Company’s services and systems and telecommunications infrastructure. The cost of phone cards and prepaid phones sold to a distributor is charged to cost of sales in the same period the revenue is recognized on the sell-through method. The cost of phones shipped to end users is charged to cost of sales when shipped to the customer in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The cost of replacement phones expected to be shipped to customers who receive a defective phone is accrued and charged to cost of sales. The cost of shipping and handling the phones and phone cards is directly charged to cost of sales.

Research and development—Research and development expenses consist principally of payroll and related expenses for research and development personnel and consultants. Research and development costs are expensed as incurred.

Advertising cost—Advertising costs are expensed as incurred. Advertising expense was $6,485,000, $3,755,000 and $1,304,000 for the years ended June 30, 2005, 2004 and 2003.

Software development costs—Costs of software developed to be sold or licensed to the external market are accounted for under Statement of Financial Accounting Standards SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Under SFAS 86, the Company expenses the costs of research, including predevelopment efforts prior to establishing technological feasibility, and costs incurred for training and maintenance. Software development costs are capitalized when technological feasibility has been established and anticipated future revenues assure recovery of the capitalized amounts. Because of the relatively short time period between technological feasibility and product release, and the insignificant amount of cost incurred during such period, the Company has not capitalized any software development costs to date.

Impairment of long-lived assets—The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock-based compensation—The Company has elected to account for employee stock compensation under the fair value based method in accordance with SFAS 123, Accounting for Stock-Based Compensation, and, accordingly, all compensation expense related to the fair value of options issued to employees has been reflected in the accompanying statements of operations.

Comprehensive income (loss): Comprehensive net income was $11,578,000 and $11,515,000 for the years ended June 30, 2005 and 2004, respectively. The comprehensive net income differs from the net income by the net unrealized gain or loss on short-term investments.

Recent accounting pronouncements: On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all rewards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods, or (b) prior interim periods of the year of adoption.

We have adopted the modified prospective method as of July 1, 2005.

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

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year ended June 30,
	2005	2004	2003
	(in thousands, except per share data)
Basic and diluted net income per share:
Net income attributable to common stockholders	$11,602	$11,515	$1,636
Weighted-average common shares outstanding	16,171	5,886	5,562
Effect of dilutive securities:
Add: Stock options and warrants	1,996	1,249	1,190
Add: Convertible preferred shares	2,128	8,539	8,539

Weighted-average common shares outstanding for diluted calculation	20,295	15,674	15,291

Net income per share:
Basic	$0.72	$1.96	$0.29
Diluted	0.57	0.73	0.11

Options to purchase 218,000 and 16,620 shares with exercise prices equal to or greater than the average fair value of common stock were outstanding during the years ended June 30, 2005 and 2004, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

2. Fixed Assets

Fixed assets, at cost, consist of the following:

		As of June 30,
	Useful Life	2005	2004
Software	3 years	$723	$359
Office equipment	5 years	70	68
Furniture & fixtures	5 years	190	189
Computers, machinery and equipment	5 years	4,219	3,532
Leasehold improvements	Shorter of lease term or 5 years	220	202

		5,422	4,350
Less accumulated depreciation and amortization		(3,398)	(2,607)

Fixed assets, net		$2,024	$1,743

Depreciation expense on fixed assets was $790,000 $758,000 and $834,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

3. Related Party Transactions

In February 2004, the Company entered into an agreement with Insight Venture Management, LLC, an affiliate of Insight Venture Associates IV, LLC, a shareholder of the Company, to make available to it certain of Insight’s business development personnel to assist the Company with market assessment, research and analysis. Under the terms of this agreement, the Company agreed to pay Insight $75,000 for one year, payable in four quarterly installments at the end of each calendar quarter. The price paid in this transaction was determined by management considering the market rate for business development personnel possessing similar skills and experience. The Company terminated this agreement in February 2005.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Stockholders’ Equity

Common Stock

As of June 30, 2005, the Company is authorized to issue 100,000,000 shares of common stock. As of June 30, 2005, 2,794,850 shares of common stock are reserved for the 292,680 warrants and 2,502,170 stock options issued and outstanding.

On September 13, 2004, the Board of Directors approved a 3-for-5 reverse stock split of the Company’s common stock, upon completion of the initial public offering. All share, per share and conversion amounts relating to common stock, stock options and common stock warrants included in the accompanying financial statements and footnotes have been retroactively adjusted to reflect the impact of the reverse stock split.

Convertible Preferred Stock

In 1998, the Company issued 648,005 shares of Series A convertible preferred stock at a price of $0.33333 per share. From May through July 1999, the Company issued 2,828,727 shares of Series B convertible preferred stock at a price of $0.60 per share. From August through September 1999, the Company issued 1,229,166 shares of Series C convertible preferred stock at a price of $1.20 per share. From December 1999 through April 2000, the Company issued 1,705,696 shares of Series D convertible preferred stock at a price of $2.40 per share. From October 2000 through August 2001, the Company issued 7,819,347 shares of Series E convertible preferred stock at a price of $2.71 per share, including conversion of a $2,000,000 convertible note plus accrued interest into 763,665 shares and $5.8 million in bridge loans and accrued interest into 2,295,351 shares.

On September 30, 2004, the Company completed its initial public offering and began trading, selling 4,000,000 shares of its common stock at $10.00 per share, generating offering proceeds of approximately $35,200,000, net of underwriting and offering costs. In connection with this initial public offering, the Company’s shares of Series A convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock and Series E convertible preferred stock all converted into shares of common stock at a ratio of 3 shares of common for 5 shares of preferred.

The Company’s board of directors has the authority without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding).

Warrants

In connection with investments made in the Company’s Series A convertible preferred stock from December 1998 to February 1999, the Company issued warrants to purchase up to 587,403 shares of common stock at an exercise price of $0.55 per share. The warrants were fully vested and had an original term of three years. Based on the estimated fair value of the warrant, the Company recorded $127,000 of compensation expense. In December 2001, the Company’s Board of Directors extended the term of 569,403 unexercised warrants for an additional two years, and re-measured the fair value of the warrants recording additional compensation expense of $1,016,000 for the year ended June 30, 2002.

In connection with investments made in the Company’s Series D convertible preferred stock, in December 1999, the Company issued warrants to purchase up to 135,000 shares of common stock at an exercise price of $4.00 per share. The warrants were fully vested and had an original term of three years. The Company recorded compensation expense of $7,000 as the fair value of the warrants in December 1999. In December 2001, the

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s Board of Directors extended the term of the warrants for an additional two years. As the exercise price of the warrants exceeded the fair value of the underlying common stock on the date the Board extended the exercise period, the re-measurement of the warrants did not result in any additional compensation cost.

In connection with issuance of $5.8 million in bridge loans during the period from March to September 2000, the Company issued warrants to purchase up to 438,000 shares of common stock at an exercise price of $2.50 per share, with an original term of three years. The fair value of these warrants was determined to be $434,000 and was amortized as additional interest expense thereby increasing the bridge loan liabilities up to their respective conversion values on the conversion date, June 2001. In December 2001, the Company’s Board of Directors extended the term of the bridge loan warrants for an additional two years and the Company recorded additional compensation expense of $22,000 based on the fair value of the warrants in the year ended June 20, 2002.

In connection with services provided to the Company, it issued warrants to purchase up to 199,560 shares of common stock at exercise prices of between $0.55 - $4.00. These warrants were fully vested upon issuance and had original terms of three years. The fair value of the warrants was determined to be $18,000 and was recorded as compensation expense. In December 2001, the Company’s Board of Directors extended the term of warrants to purchase 156,960 shares of common stock for an additional two years. The Company recorded additional compensation expense of $190,000 for the year ended June 30, 2002.

In 2002, in connection with a loan agreement, the Company issued warrants to purchase up to 160,700 of Series E preferred stock at an exercise price of $2.40 per share. The warrants were fully vested with a term of approximately seven years. The fair value of the warrants was treated as an increase in the carrying value of the Series E convertible preferred stock and as a reduction of the carrying amount of loans payable and was amortized as additional interest expense. The Company recorded additional interest expense from the amortization of the fair value of these warrants of $262,000 for the year ended June 30, 2001.

In addition, the Company issued warrants during the year ended June 30, 2003 to purchase up to 11,700 shares of common stock at exercise prices of $2.50 per share. These warrants were issued in connection with services provided to the Company, were fully vested upon issuance, non-forfeitable and had original terms of three years. The fair value of these warrants was determined to be $11,000 and recorded as compensation expense for the year ended June 30, 2003.

The Company issued warrants during the year ended June 30, 2004 to purchase up to 8,775 shares of common stock at exercise prices of $2.50 per share. These warrants were issued in connection with services provided to the Company, were fully vested upon issuance, non-forfeitable and had original terms of one year. The fair value was determined to be $1,000 and was recorded as compensation expense in the year of issuance.

As of June 30, 2005, the Company has issued and outstanding warrants to purchase up to 292,680 shares of common stock at exercise prices of between $0.55 - $4.00. The Company had 840,555 warrants issued and outstanding at June 30, 2004, and 517,875 warrants were exercised and 30,000 warrants were cancelled during the year ended June 30, 2005.

5. Stock Option Plans

As of June 30, 2005, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. Shares reserved under these plans at June 30, 2005, consist of 1,700,000 shares, 2,250,000 shares and 1,350,000 shares authorized of which 254,910, 1,699,167 and 221,160 options are outstanding under the 2004, 2000 and 1999 Option Plans, respectively.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Board of Directors grants options at an exercise price equal to the fair market value of the Company’s common stock at the date on which the grant is approved by the Board. Stock option grants under the 2000 and 1999 Option Plans have a term of ten years from the date on which the grant is approved by the Board and option grants under the 2004 Plan have a term of five years from the date on which the grant is approved by the Board of Directors. Generally, stock options vest one-eighth after six months, and one-forty-eighth per month thereafter, becoming fully vested in four years. The weighted-average fair value of stock options granted was estimated at the date of grant using the minimum-value option pricing model for options granted under the 1999 and 2000 Stock Option Plans and using the Black-Scholes method for options granted under the 2004 Option Plan and the following assumptions:

	Fiscal Year Ended June 30,
	2005	2004	2003
Weighted average fair value of stock options granted	$2.07	$0.73	$0.38
Risk-free interest rate	4.05%	4.21%	4.12%
Expected life (in years)	4.0	4.0	4.0
Expected volatility	25.11%	0.00%	0.00%
Expected dividend yield	0.00%	0.00%	0.00%

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price
Balance June 30, 2002	1,874,964	$1.58
Options granted	201,690	2.50
Options canceled	(325,876)	1.77
Options exercised	(17,373)	0.60

Balance June 30, 2003	1,733,405	1.67
Options granted	897,455	2.87
Options canceled	(63,951)	2.23
Options exercised	(192,097)	1.57

Balance June 30, 2004	2,374,812	2.11
Options granted	581,286	8.06
Options canceled	(77,877)	6.19
Options exercised	(376,051)	1.37

Balance June 30, 2005	2,502,170	$3.48

As of June 30, 2005 and 2004, there are 1,669,601 and 1,686,741, respectively, exercisable options outstanding with a weighted-average exercise price of $2.44 and $1.80, respectively. As of June 30, 2005, and 2004, the weighted-average remaining contractual life of outstanding options is 5.3 years and 7.6 years, respectively.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00 – $0.83	95,748	0.25	$.002	95,748	$.002
$0.84 – $1.67	901,247	3.5	1.49	890,732	1.49
$1.68 – $2.50	758,520	5.9	2.50	507,315	2.50
$2.51 – $3.33	134,531	8.7	2.81	44,331	2.81
$3.34 – $5.00	7,800	8.8	4.17	2,275	4.17
$5.01 – $8.33	249,400	5.3	5.65	5,116	7.08
$8.34 – $12.60	354,924	8.8	10.29	124,084	10.54

	2,502,170	5.3	$3.48	1,669,601	$2.44

Deferred Compensation

The Company recorded aggregate deferred compensation of $430,000 and $677,000 for the years ended June 30, 2005 and 2004, in connection with stock options issued to employees. For the year ended June 30, 2003, the Company recorded a net reduction to deferred compensation of $13,000, as the unamortized fair value of options cancelled during that year was greater than the fair value of options granted during that year. Total compensation expense recognized for the years ended June 30, 2005, 2004 and 2003, related to the amortization of deferred compensation was $173,000, $572,000 and $87,000, respectively.

6. Investment in ring2 Communications Limited

On January 6, 2005, the Company acquired a minority interest in ring2 Communications Limited, or ring2, for $125,000 which was recorded on the cost method of accounting for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Additionally, ring2 issued to the Company a $125,000 promissory note due January 6, 2011. The promissory note is convertible into common stock in certain circumstances and bears interest at 4% per year, compounded monthly. The Company also purchased a license to ring2’s technology for five years for $125,000, which is amortized to expense over the life of the license. A total of $375,000 was recorded as Other Assets. At June 30, 2005, the Company determined that no impairment allowance was required.

7. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases. Rental expense under operating lease agreements was $446,000, $447,000 and $391,000 for the years ended June 30, 2005, 2004, and 2003, respectively.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum commitments remaining under these agreements as of June 30, 2005, are as follows:

Fiscal Year Ending June 30:	Minimum Commitment
(in thousands)
2006	$528
2007	643
2008	638
2009	428
2010	441

Other Commitments and Contingencies

The Company has long-distance service agreements with four carriers. As of June 30, 2005, minimum obligations under these agreements due within one year total $976,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of June 30, 2005, minimum obligations due within one year under agreements with providers of billing and collection services total $70,000.

The Company and its subsidiaries are subject to certain claims and may encounter future legal claims in the normal course of business. In the opinion of the Company’s management, the resolution of existing legal claims are not expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows. See Note 10 for a discussion of additional litigation.

8. Income Taxes

The provision for income taxes consists of the following for each of the periods ended:

	June 30,
	2005	2004	2003
	(in thousands)
Current federal provision	$255	$903	$—
Current state	—	256	1
Deferred (benefit)	(2,360)	(1,664)	—

	$(2,105)	$(505)	$1

The difference between the effective tax rates and the statutory tax rates are reconciled as follows:

	June 30,
	2005	2004	2003
	(in thousands)
Statutory rate (34%) applied to income before provision for income taxes	$3,229	$3,738	$622
State taxes, net of Federal and other tax benefits	570	660	1
Non deductible expenses	93	252	7
Alternative minimum tax	199	—	—
Utilization of net operating loss and other tax benefit carryforwards	(3,028)	(3,491)	(629)
Change in valuation allowance	(3,168)	(1,664)	—

	$(2,105)	$(505)	$1

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities is presented below:

	June 30,
	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,779	$8,390
Tax credits	2,105	990
Equity compensation	422	2,139
Other	355	435

Total deferred tax assets	6,661	11,954
Deferred tax liabilities:
Depreciation	(181)	(312)
Valuation allowance	(3,551)	(9,978)

Net deferred taxes	$2,929	$1,664

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Use of net operating loss and other carryforwards are limited by the “change of ownership” rules described below. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The valuation allowance decreased by approximately $6,427,000 for the year ended June 30, 2005 and $4,174,000 during the year ended June 30, 2004 primarily due to the current utilization of net operating loss and tax credit carryforwards during each period, and the expected benefit of future net operating loss and tax credit carryforwards that the Company believes will be utilized in the next two fiscal years based on projected taxable income.

As of June 30, 2005, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $6.9 million and $8.4 million respectively. The losses begin to expire in fiscal year 2008. In addition, the Company has available tax credit carryforwards of approximately $1.8 million and $0.4 million for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2028. California tax credits can be carried over indefinitely.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss and tax credit carryforwards are subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

On September 11, 2002, the Governor of California signed into law new tax legislation that suspended the use of California net operating loss carryforwards into the Company’s tax years ending June 30, 2003 and 2004. As a result, corporations were not permitted to use prior net operating losses to offset income generated in those years. However, the carryover period of the Company’s net losses will be extended two years. The Company eliminated its California tax using tax credit carryforwards for both periods. This suspension will not apply to the Company’s tax years ending June 30, 2005, and beyond.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Employee Benefit Plan

The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. In 2005, the Company began to match employees’ contributions at 50% of the employee’s contribution to a maximum of $1,000 per year per employee. Through June 30, 2005, the Company has matched employee contributions to the 401(k) savings plan totaling approximately $34,000.

10. Litigation

In July 2004, a licensing agent for j2 Global Communications, Inc., or j2, sent to the Company a letter suggesting that an aspect of its services may employ inventions covered by U. S. Patent No. 6,350,066, or the ‘066 patent, and offering a non-exclusive license for that patent. On August 24, 2004, j2 filed a complaint against the Company in the United States District Court for the Central District of California alleging that the Company’s operations infringe the ‘066 patent. j2’s complaint seeks unspecified damages and permanent injunctive relief, among other relief. On December 30, 2004, the Company agreed to stipulate to amend the above-referenced complaint to include two additional patents, specifically U. S. Patent Nos. 6,564,321, or the ‘321 patent, and 6,208,638, or the ‘638 patent. On April 19, 2005, the Company agreed to stipulate to a further amendment to the above-referred complaint to include an allegation that the Company infringes the claims of U.S. Patent No. 6,857,074, or the ‘074 patent. Although the Company is confident that it does not infringe the asserted patents, the Company’s efforts to defend against j2’s assertions will be expensive and time-consuming. The Company presently projects that if the litigation continues at its present pace, then the Company is likely to incur a material amount of attorneys’ fees and costs in the litigation, and that the amount of litigation costs and fees incurred in the next twelve months may be in the range of $1 million.

The Company in October 2004 received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone System,” or the ‘694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the ‘266 patent. On January 19, 2005, the Company filed in the United States District Court for the Central District of California an action for declaratory relief, in which the Company is seeking to have the court declare that the Company does not infringe the ‘694 patent or the ‘266 patent. The Company has received an opinion of counsel that the Company’s operations do not infringe ‘694 patent or ‘266 patent, although the Company can offer no assurance that a court would agree with that opinion. Web Telephony has filed a motion to dismiss the complaint, alleging that the court lacks personal jurisdiction over Web Telephony. The Company filed a First Amended Complaint on May 2, 2005, adding a cause of action for interference with prospective economic advantage. Web Telephony filed an Answer to the First Amended Complaint on September 6, 2005, and counterclaimed, alleging infringement of the ‘694 and ‘266 patents.

On July 1, 2005, Catch Curve, Inc., a Delaware corporation, or Catch Curve, filed a complaint against the Company in the United States District Court for the Central District of California (Action No. CV05-4819), or the Action, alleging that the Company’s operations infringe U.S. Patents No 6,785,021, or the ‘021 Patent, U.S. Patent No. 6,643,034, or the ‘034 Patent, U.S. Patent No. 5,291,302, or the ‘302 Patent, and U.S. Patent No. 4,994,926, or the ‘926 Patent. The Company has obtained an extension of time in which to file its Answer to that complaint. The Company has received from intellectual property counsel opinions that the Company’s present operations do not infringe the claims of the ‘021 patent, the ‘034 patent, the ‘302 patent, or the ‘926 patent. By reason thereof, the Company is confident that it does not infringe the asserted patents of Catch Curve.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the event of an adverse result in the j2 litigation, the Web Telephony litigation, the Catch Curve litigation, or in any other litigation between the Company and third parties that may arise in the future with respect to intellectual property rights relevant to the Company’s services, the Company could be required to pay substantial damages, including treble damages if a court determines that the Company has willfully infringed a third party’s patent rights, to cease the use and sale of infringing services, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. The Company cannot be certain that licenses will be available on commercially reasonable terms, or at all, from j2 or Web Telephony or Catch Curve, or any third party that has such intellectual property claims against us. In addition, litigation frequently involves substantial expenditures and can require significant management attention even if the Company ultimately prevails. Accordingly, the Company cannot predict whether the j2 litigation, the Web Telephony litigation or the Catch Curve litigation will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. Due to the early stage of these three actions, and because neither j2, nor Web Telephony, nor Catch Curve has sought specified damages, the Company cannot determine with precision the outcome of the litigation or any costs or payments resulting from the litigation or the settlement of any of those actions. Accordingly, no provision for any loss which may result from the j2 litigation or the Web Telephony litigation or the Catch Curve litigation has been recorded in the accompanying financial statements. In addition, the Company and its subsidiary in the future may encounter legal claims in the normal course of business. In the opinion of the Company, the costs associated with the resolution of existing legal claims cannot be precisely estimated at this time, and the Company has not yet determined whether such costs will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

12. Quarterly information (Unaudited)

	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
	(in thousands, except per share data)
Revenues	$11,045	$11,669	$11,194	$11,610
Gross profit	7,843	8,727	8,177	7,745
Operating income	2,783	2,456	1,581	1,645
Income tax expense (benefit)	(66)	(1,643)	(347)	(49)
Net income	2,901	4,365	2,272	2,064
Net income per share – basic	$0.44	$0.23	$0.12	$0.10
Net income per share – diluted	$0.17	$0.20	$0.11	$0.10

	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
Revenues	$8,697	$9,557	$10,212	$10,420
Gross profit	5,973	6,623	7,222	7,395
Operating income	2,283	2,902	2,951	2,781
Income tax expense (benefit)	1	—	(887)	381
Net income	2,294	2,922	3,862	2,437
Net income per share – basic	$0.41	$0.52	$0.64	$0.38
Net income per share – diluted	$0.15	$0.19	$0.25	$0.14

Item 15. Exhibits and Financial Statement Schedules

SCHEDULE II

Valuation And Qualifying Accounts

For the Fiscal Years Ended June 30, 2005, 2004 and 2003

Years Ended June 30,	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
	(in thousands)
2005
Allowance for doubtful accounts	$402	$1,487	$(1,519)	$370
Inventory reserve	—	75	—	75
2004
Allowance for doubtful accounts	$272	$1,146	$(1,016)	$402
2003
Allowance for doubtful accounts	$42	$498	$(268)	$272

S-1

Exhibit Index

Exhibit	Description

3.1(1)	Certificate of Incorporation of Registrant

3.2(4)	Amended and Restated Certificate of Incorporation of the Registrant.

3.3(1)	Bylaws of the Registrant.

10.1(1)	Standard Industrial/Commercial Multi-Tenant Lease dated March 13, 2000, by and between Marc and Meryl A. Winnikoff, Trustees under the Marc & Meryl A. Winnikoff Living Trust dated July 11, 1997 and the Registrant.

10.2(1)	Standard Office Lease dated April 5, 2000, by and between Timm Properties II and the Registrant.

10.3(1)	Lease Agreement dated April 1, 2001, by and between Liberty Telecom, LLC, and 200 South Virginia Investments, LLC.

10.4(1)	First Amendment to Lease Agreement dated December 17, 2002, by and between Liberty Telecom, LLC and 200 South Virginia Investments, LLC.

10.5(1)	Standard Office Lease dated December 18, 2001, by and between Timm Properties II and the Registrant.

10.6(1)	Co-location Agreement dated September 1, 2003, by and between Colocation Gateways, LLC and Liberty Telecom, LLC.

10.7(1)	1999 Stock Option Agreement

10.8(1)	2000 Stock Option Agreement.

10.9(1)	First Amendment to 2000 Stock Option Plan

10.10(1)	Second Amendment to 2000 Stock Option Plan.

10.11(1)	Third Amendment to 2000 Stock Option Plan.

10.12(1)	2004 Stock Incentive Plan.

10.13(1)	Select Account Network Services Agreement dated October 27, 2000, by and between Global Crossing Telecommunications, Inc. and the Registrant.

10.14(1)	Amendment No. 1 to Master Services Agreement dated April 2, 2002 by and between Global Crossing Telecommunications, Inc. and the Registrant.

10.16(1)	Enhanced Services Provider Access Service Agreement dated November 1, 1999, by and between Liberty Telecom, LLC and the Registrant, and Amendment No. 1 thereto dated January 1, 2002.

10.17(1)	Carrier Services Agreement dated May 29, 2001, by and between Qwest Communications Corporation and the Registrant.

10.18(2)	Transwork Services Agreement dated October 24, 2001, by and between TransWork Information Services Private Limited and the Registrant.

10.19(2)	SS7 Direct Service Agreement dated December 17, 2003, by and between MCI Worldcom Network Services, Inc. and Liberty Telecom, LLC.

10.20(2)	MCI Service Agreement dated April 8, 2004, by and between MCI Worldcom Communications, Inc. and the Registrant.

10.21(2)	Master Network Interconnection and Resale Agreement dated July 20, 2003, between Liberty Telecom, LLC and Central Telephone Company-Nevada dba Sprint of Nevada.

10.22(2)	Master Service Agreement dated April 30, 2004, by and between Level 3 Communications, LLC and Registrant.

Exhibit	Description
10.23(1)	Earthlink Partner Agreement dated March 2003, by and between Earthlink, Inc., and the Registrant.

10.24(1)	First Amendment to Earthlink Partner Agreement dated January 6, 2004, by and between Earthlink, Inc. and the Registrant.

10.26(1)	Enhanced Service Billing and Information Management Services Agreement dated November 21, 2002, by and between Enhanced Services Billing, Inc. and the Registrant.

10.27(1)	OSG Print and Mail Fulfillment Services Agreement dated September 1, 2003, by and between Output Service Group and the Registrant.

10.28(1)	Payment Services Merchant Services Agreement dated June 29, 2004, by and between Level 3 Communications, LLC and the Registrant.

10.29(3)	First Addendum to Master Service Agreement dated June 29, 2004, by and between Level 3 Communications, LLC and the Registrant.

10.30(2)	Agreement between Nevada Bell and Liberty Telecom, LLC.

10.31(1)	Employment Agreement dated April 27, 2004, by and between David Hofstatter and the Registrant.

10.32(4)	Employment Agreement dated August 11, 2004, by and between John M. Greathouse and the Registrant.

10.33(5)	Employment Agreement dated January 26, 2005, by and between Adrian van Haaften and the Registrant.

10.34(6)	Employment Agreement dated August 15, 2005, by and between Stephen Cordial and the Registrant.

10.35	Standard Office Lease dated May 6, 2005, by and between Alan R. Porter and the Registrant.

10.36	Standard Office Lease dated June 30, 2005, by and between Timm Properties II and the Registrant.

10.37	Separation and General Release Agreement dated February 15, 2005 by and between David Brahm and the Registrant.

(14)	Code of Ethics.

(21)	List of Subsidiaries.

(23)	Consent of Ernst & Young LLP, an independent registered public accounting firm.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-115438) on May 13, 2004 and incorporated herein by reference.
(2)	Previously filed in the Registrant’s Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-115438) filed on June 30, 2004 and incorporated herein by reference.
(3)	Previously filed in the Registrant’s Registration Statement Amendment No. 2 on Form S-1 (File No. 333-115438) filed on August 24, 2004 and incorporated herein by reference.
(4)	Previously filed in the Registrant’s Registration Statement Amendment No. 5 on Form S-1 (File No. 333-115438) filed on September 27, 2004 and incorporated herein by reference.
(5)	Previously filed in the Registrant’s Current Report on Form 8-K filed on January 26, 2005 and incorporated herein by reference.
(6)	Previously filed in the Registrant’s Current Report on Form 8-K filed on May 26, 2005 and incorporated herein by reference.