Form 10-Q
period 2005-09-30
CALLWAVE INC
filed 2005-11-15
CIK 1115091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________    to _________

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

At October 31, 2005, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 20,611,714.

CALLWAVE INC.
Form 10-Q
For the Quarter Ended September 30, 2005
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CALLWAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	As of September 30, 2005	As of June 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,883	$16,828
Marketable securities	26,653	39,996
Restricted cash	335	335
Accounts receivable; net of allowance for doubtful accounts of $347 and $370	4,867	5,676
Inventory	--	454
Prepaid income tax	336	113
Other current assets	199	476
Total current assets	67,273	63,878
Property and equipment, net	1,867	2,024
Deferred tax asset	2,295	2,929
Other assets	156	414
Total assets	$71,591	$69,245

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$798	$801
Accrued payroll	1,037	1,014
Deferred revenue	1,398	1,587
Income taxes payable	2	--
Other current liabilities	1,526	1,447
Total current liabilities	$4,761	$4,849

Commitments and contingencies

Stockholders’ equity:
Common stock, $0 par value; 100,000 and 50,000 shares authorized at September 30, 2005 and June 30, 2005, respectively; 20,599 and 19,799 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively	71,311	70,296
Deferred compensation	--	(545)
Accumulated comprehensive income (loss)	(82)	(24)
Accumulated deficit	(4,399)	(5,331)
Total stockholders’ equity	66,830	64,396
Total liabilities and stockholders’ equity	$71,591	$69,245

See accompanying notes

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months ended September 30,
	2005	2004
	(unaudited)
Revenues	$10,572	$11,045
Cost of sales	3,761	3,202
Gross profit	6,811	7,843

Operating expenses:
Sales and marketing	2,109	2,116
Research and development	1,216	1,668
General and administrative	2,182	1,276
Impairment of long-lived assets	243	--
Total operating expenses	5,750	5,060
Operating income	1,061	2,783
Interest income	505	52
Income before income taxes	1,565	2,835
Income tax expense (benefit)	633	(66)
Net income	$932	$2,901
Net income per share:
Basic	$.05	$0.44
Diluted	.04	0.17

Weighted-average common shares outstanding:
Basic	20,374	6,540
Diluted	21,160	17,365

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$932	$2,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217	194
Impairment of long-lived assets	243	--
Share based compensation	107	46
Deferred tax asset	634	485
Inventory writeoff	314	--
Bad debt expense	542	191

Changes in operating assets and liabilities:
Accounts receivable, net of bad debt expense	267	(759)
Inventory	140	--
Prepaid income tax	(223)	(58)
Other assets	292	608
Accounts payable	(3)	(42)
Accrued payroll	23	(133)
Deferred revenues	(189)	(54)
Income taxes payable	2	(781)
Accrued other liabilities	79	571

Net cash provided by operating activities	3,377	3,169

Cash flows from investing activities:
Purchases of marketable securities	(3,180)	(2,997)
Sales of marketable securities	16,465	--
Purchases of property and equipment	(60)	(159)

Net cash provided by (used in) investing activities	13,225	(3,156)

Cash flows from financing activities:
Exercises of stock options and warrants	1,453	137
Costs incurred in initial public offering	--	(1,522)

Net cash provided (used) by financing activities	1,453	(1,385)

Net increase (decrease) in cash and cash equivalents	18,055	(1,372)
Cash and cash equivalents at beginning of the period	16,828	6,187

Cash and cash equivalents at end of the period	$34,883	$4,815

Supplemental disclosures of cash flow information
Cash paid for:
Income taxes	$223	$288
Interest	--	--

Supplemental schedule of non-cash transactions
Equity based deferred compensation	$107	$515

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

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s year end financial statements included in the Form 10-K filed with the Securities and Exchange Commission.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary accounts that are particularly sensitive to changes in estimates are the allowance for doubtful accounts, inventory allowance, net realizable value of investments and the valuation allowance for the deferred tax asset. Actual results could differ from those estimates.

Revenue recognition—The Company earns revenues from paid subscriber services, and to a lesser extent, fees earned from local exchange carrier call termination access charges, advertisements and the offering of third-party products and services to our subscribers. Beginning in fiscal year 2005, the Company entered the prepaid mobile phone market by selling prepaid phones to a distributor and on a subsidized basis directly to its subscriber.

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition,
which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. The Company recognizes revenue ratably beginning when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the fees are fixed and determinable and collection is reasonably assured.

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

In the third quarter of fiscal 2005, the Company purchased prepaid phones and phone cards with the intention of reselling them with a 30-day free trial of CallWave’s application-based services and entered into an agreement to sell a portion of these prepaid phones and phone cards to a distributor. Revenue from the sale of prepaid phones and phone cards is recognized when the SAB 104 criteria are met. The Company recognizes sales to this distributor on a sell-through basis and when the cash is collected from the distributor. The Company recognized $133,000 of revenue related to the sale to this distributor in the quarter ended September 30, 2005.

Beginning in the fourth quarter of fiscal 2005, the Company began selling prepaid phones into which the CallWave technology is embedded to its subscriber base. These transactions contain multiple elements, including the phone, the minutes, and our CallWave service, to which we have applied EITF 00-21, Revenue Arrangements with Multiple Deliverables. The various elements of the arrangement are separable and each element is recognized separately in accordance with SAB 104. In accounting for multiple deliverables, management’s judgment is necessary when identifying the nature of deliverables in an arrangement as well as measuring and allocating fair value to the multiple deliverables.

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

Comprehensive income (loss): Comprehensive net income was $874,000 and $2,901,000 for the three months ended September 30, 2005 and 2004, respectively. The comprehensive net income differs from the net income by the net unrealized gain or loss on short-term investments.

Inventories: Inventories consist of finished goods and are stated at the lower of cost or market, cost being determined under the first-in, first-out method. Inventory at September 30, 2005 consisted of the following:

	Inventory - Distributors	Inventory - CallWave	Total Inventory
At Cost	$153,000	$236,000	$389,000
Valuation Allowance	(153,000)	(236,000)	(389,000)
Total inventory	--	--	--

For the quarter ended September 30, 2005 we recorded an impairment allowance against inventory in the amount of $389,000, an increase of $314,000 from the balance at June 30, 2005, to reduce the inventory balance to its net realizable value. Management’s judgment is required in determining net realizable value and the extent of any impairment to our inventory. Judgment is also required in determining the collectibility of amounts that are due from our distributors as a result of selling our inventory through to end customers.

Concentrations of credit risk—The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The receivable from the vendor at September 30, 2005 and June 30, 2005 was $4,422,000 and $5,152,000, respectively.

The Company’s cash balances at financial institutions exceed the maximum amounts insured by the Federal Deposit Insurance Corporation.

Investments in minority owned companies—The Company accounts for investments in minority interests of other companies over which it does not exercise significant influence on the cost method in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired. In the event of other than temporary impairment, the Company will reduce the carrying amount to the estimated fair value measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Share-Based Compensation—The Company adopted FAS 123(R), Share-Based Payment, using the modified-prospective-transition-method as of July 1, 2005. Historically, the company elected to account for employee stock compensation under the fair value method in accordance with SFAS 123, Accounting for Stock-Based Compensation, and had reflected compensation expense related to the fair value of options issued to employees in the statement of operations. See further discussion in Note 4.

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

Net income per share—The Company computes net income per share in accordance with SFAS 128, Earnings per Share. Under the provisions of SFAS 128, basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon exercise of stock options and warrants and conversion of convertible preferred stock. The dilutive effect of outstanding stock options and warrants is reflected in diluted income per share by application of the treasury stock method. As of July 1, 2005, the date the Company adopted FAS 123(R), deferred compensation related to unvested outstanding options is included as a component of proceeds upon exercise in calculation of the diluted shares under the treasury stock method. This inclusion had an immaterial effect on net income per share for the quarter ended September 30, 2005. Convertible preferred stock is reflected on an if-converted basis.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,
	2005	2004

	(unaudited, in thousands except per share data)
Basic and diluted net income per share:
Net income attributable to common stockholders	$932	$2,901
Weighted-average common shares outstanding	20,374	6,540

Effect of dilutive securities:
Add: Stock options and warrants	796	2,379
Add: Convertible preferred shares	--	8,446
Weighted-average common shares outstanding for diluted calculation	21,160	17,365
Net income per share:
Basic	$0.05	$0.44
Diluted	0.04	0.17

Options to purchase 1,073,000 and 154,000 shares with exercise prices equal to or greater than the average fair value of common stock were outstanding during the three months ended September 30, 2005 and 2004, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

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

3. Stockholders’ Equity

Common Stock

As of September 30, 2005, the Company is authorized to issue 100,000,000 shares of common stock. As of September 30, 2005, 2,448,000 shares of common stock are reserved for the 120,000 warrants and 2,328,000 stock options issued and outstanding.

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

Warrants

As of September 30, 2005, the Company has issued and outstanding warrants to purchase up to 120,000 shares of common stock at exercise prices of between $0.55 - $4.00. The Company had 293,000 warrants issued and outstanding at June 30, 2005, and 173,000 warrants were exercised during the three months ended September 30, 2005.

4. Share-Based Payments

FAS 123(R) Adoption
At September 30, 2005, the Company has three stock-based employee compensation plans which are described more fully below. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended September 30, 2005 includes the compensation expense that had been recognized under FAS 123 reduced by the amount of (a) estimated forfeitures related to the share-based payments granted prior to, but not yet vested as of July 1, 2005, and (b) estimated forfeitures for all share based payments granted subsequent to July 1, 2005. Results for prior periods have not been restated.

As a result of adopting FAS 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the three months ended September 30, 2005, are $43,600 higher than if it had continued to account for forfeitures as they occurred which was permissible under FAS 123 but not under FAS 123(R).

FAS 123(R) requires companies to record as paid-in-capital, any tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) unless the company has net operating losses. In accordance with FAS 123(R) guidance regarding companies with net operating losses, the Company will not record any excess tax benefits until the deduction actually reduce taxes payable.

Stock Option Plans

At September 30, 2005, the Company has three share-based compensation plans, which are described below. Compensation cost that has been charged against income for those plans was $107,000 and $42,000 for the three months ended September 30, 2005 and 2004, respectively.

The Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. Shares reserved under these plans at September 30, 2005, consist of 1,700,000 shares, 2,250,000 shares and 1,350,000 shares authorized of which 724,548, 1,268,343 and 335,370 options are outstanding under the 2004, 2000 and 1999 Option Plans, respectively.

The Company’s board of directors grants options at an exercise price equal to the fair market value of the Company’s common stock at the date on which the grant is approved by the board. Stock options granted prior to the Company’s initial public offering had a term of ten years from the date on which the grant is approved by the board. Options granted subsequent to the Company’s initial public offering have a term of five years. Generally, stock options vest 1/8th after six months, and 1/48th per month thereafter, becoming fully vested in four years. The weighted-average fair value of stock options granted is estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended September 30,
	2005	2004
Weighted average fair value of stock options granted	$1.98	$1.57
Risk free interest rate	4.12%	4.28%
Expected life (in years)	4.0	4.0

Expected volatility	50.00%	0.00%
Expected dividend yield	0.00%	0.00%

Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the model. Separate groups of options with similar pricing are considered separately for valuation purposes. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of the grant.

A summary of option activity under the plans as of September 30, 2005, and changes during the quarter then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Balance June 30, 2005	2,502,189	$3.48
Options granted	471,826	4.56
Options exercised	(627,923)	1.63
Options forfeited or expired	(17,403)	3.49
Balance September 30, 2005	2,328,689	$4.20	6.2	$995,000
Exercisable at September 30, 2005	1,132,413	$3.13	6.1	$995,000

The total intrinsic value of options exercised during the quarters ended September 30, 2005 and 2004, was $1,924,000 and $13,000, respectively.

A summary of the status of the Company’s nonvested shares as of September 30, 2005 and changes during the three month period ended September 30, 2005, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2005	828,737	$1.36
Granted	471,826	1.98
Vested	(88,054)	1.13
Forfeited	(16,233)	0.58
Nonvested at September 30, 2005	1,196,276	$1.63

As of September 30, 2005, there was $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the three months ended September 30, 2005 and 2004 was $99,500 and $50,700, respectively.

5. Investment in Minority Owned Company

On January 6, 2005, the Company acquired a minority interest in a UK company (the investee) for $125,000 which was recorded on the cost method of accounting for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Additionally, the investee issued to the Company a $125,000 promissory note due January 6, 2011. The promissory note is convertible into common stock in certain circumstances and bears interest at 4% per year, compounded monthly. The Company also purchased a license to the investee’s technology for five years for $125,000, which is amortized to expense over the life of the license. A total of $375,000 was recorded as Other Assets. At September 30, 2005, the Company determined that the investment in and receivable from the investee was other than temporarily impaired and recorded an impairment loss in the amount of $253,000. This impairment loss was partially offset by a gain of $10,000 on the sale of an asset that had been previously written off.

6. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases. Rental expense under operating lease agreements was $127,000 and $119,000 for the three months ended September 30, 2005 and 2004, respectively.

Future minimum commitments remaining under these agreements as of September 30, 2005, are as follows:

Minimum Commitment
(in thousands)
Fiscal Year Ending September 30:
2005	$572
2006	645
2007	591
2008	429
2009	368

Other Commitments and Contingencies

The Company has long-distance service agreements with four carriers. As of September 30, 2005, minimum obligations under these agreements due within one year total $708,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of September 30, 2005, minimum obligations due within one year under agreements with providers of billing and collection services total $54,000.

The Company and its subsidiaries are subject to certain claims and may encounter future legal claims in the normal course of business. In the opinion of the Company’s management, the resolution of existing legal claims are not expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows. See Note 8 for additional discussion of litigation.

7. Income Taxes

The provision for income taxes consists of the following for each of the periods ended:

	Three Months Ended September 30,
	2005	2004

Current federal provision	$--	$208
Current state	--	151
Deferred (benefit)	633	(425)
	$633	$(66)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Use of net operating loss and other carryforwards are limited by the “change of ownership” rules described below. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The valuation allowance increased by approximately $750,000 during the quarter ended September 30, 2005, primarily due to the increase in deferred tax assets relating to temporary timing differences, stock-based tax deductions and tax credit carryforwards.

As of September 30, 2005, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $5 million and $6.6 million, respectively. The losses begin to expire in fiscal year 2009 if unused. In addition, the Company has available tax credit carryforwards of approximately $2,000,000 and $500,000 for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2028. California tax credits can be carried over indefinitely.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss and tax credit carryforwards are subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities. In addition, the Company is preparing an analysis of the change of ownership provision on its California state operating loss carryforwards. Management believes that such analysis may result in the recording of an additional deferred tax asset with a corresponding valuation allowance subject to the realization analysis discussed above.

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

8. Litigation

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

On July 1, 2005, Catch Curve, Inc., a Delaware corporation, or Catch Curve, filed a complaint against the Company in the United States District Court for the Central District of California (Action No. CV05-4819) alleging that the Company’s operations infringe U.S. Patents No 6,785,021, or the ‘021 Patent, U.S. Patent No. 6,643,034, or the ‘034 Patent, U.S. Patent No. 5,291,302, or the ‘302 Patent, and U.S. Patent No. 4,994,926, or the ‘926 Patent. The Company has obtained an extension of time in which to file its answer to that complaint. The Company has received from intellectual property counsel opinions that the Company’s present operations do not infringe the claims of the ‘021 patent, the ‘034 patent, the ‘302 patent, or the ‘926 patent. By reason thereof, the Company is confident that it does not infringe the asserted patents of Catch Curve.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,”“expects,”“believes,”“plans,”“predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” below. The following discussion should be read in conjunction with our Annual Report on Form 10-K filed September 15, 2005, and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Historically, we have provided application services on a subscription basis that add features and enhanced functionality to the telecommunications services used by mainstream consumers and small and home offices. Our software-based services are delivered on our proprietary Enhanced Services Platform, which allows subscribers to manage calls across existing landline, mobile and Internet networks. As of September 30, 2005, we had approximately 790,000 total subscribers for these application services. Because our services improve the utilization of existing telecommunications services by our subscribers, we believe that our application services complement the efforts of landline, mobile and Internet service providers to reduce their subscriber churn. This has allowed us to establish cooperative relationships with network service providers.

In the fourth quarter of fiscal 2005, we began test marketing a new mobile product that was officially launched in the first quarter of fiscal 2006. We provide mobile subscribers with subsidized cell phones in the first month of service. As of September 30, 2005, we had approximately 10,000 paying subscribers for the mobile service. We account for the cell phones and fulfillment expenses as cost of sales which affects our gross margin.

Critical Accounting Policies and the Use of Estimates

Revenue recognition. We earn revenues primarily from paid subscriber services and to a lesser extent, fees earned from local exchange carrier call termination access charges and the offering of third-party products and services to our subscribers. Beginning in 2005, we entered the prepaid mobile phone market by selling prepaid phones directly to its subscriber base and to a distributor.

We recognize revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, we recognize revenue beginning when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the fees are fixed and determinable and collection is reasonably assured. Our subscriber revenues consist of monthly recurring subscription fees. We recognize revenue ratably over the subscription period when the SAB 104 criteria are met.

In addition to the direct relationship that we have with the majority of our paid subscribers, we also have indirect relationship agreements with Internet service providers (ISPs) and other companies whereby those companies’ customers are offered a co-branded subscription service. When the agreement provides that we are the party responsible for providing the service, we have control over the fees charged to customers and bear the credit risk, we record the gross amount billed as revenue in accordance with Emerging Issues Task Force 99-19 (EITF 99-19), Reporting Revenues Gross as a Principal Versus Net as an Agent. When the agreement provides that we receive a net payment from those companies, based upon the number of their customers registered for our services, we record the net amount received from those companies as revenue in accordance with EITF 99-19.

In the third quarter of fiscal 2005, we purchased prepaid phones and phone cards with the intention of reselling them with a 30-day free trial of our application-based services and entered into an agreement to sell the prepaid phones and a portion of the phone cards to a distributor. Revenue from the sale of prepaid phones and phone cards is recognized when the SAB 104 criteria are met. We recognize sales to distributors on a sell-through basis when we collect the cash from the distributor. We have recognized $133,000 of revenue related to the sale to this distributor in the quarter ended September 30, 2005.

In the fourth quarter of fiscal 2005, we began selling prepaid phones embedded with our technology to our subscriber base. These transactions contain multiple elements, including the phone, the minutes, and our service, to which we have applied EITF 00-21, Revenue Arrangements with Multiple Deliverables. The various elements of the arrangement are separable and each element is recognized separately in accordance with SAB 104. In accounting for multiple deliverables, management’s judgment is necessary when identifying the nature of deliverables in an arrangement as well as measuring and allocating fair value to the multiple deliverables.

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and negotiate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $347,000 as of September 30, 2005 and $370,000 as of June 30, 2005. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies.

Investments in minority owned companies—We account for investments in minority interests of other companies over which we do not exercise significant influence on the cost method in accordance with Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired. In the event of other than temporary impairment, we will reduce the carrying amount to the estimated fair value measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable cost, cost being determined under the first-in, first-out method. For the quarter ended September 30, 2005, we have recorded an impairment allowance against inventory in the amount of $389,000, an increase of $314,000 from the balance at June 30, 2005. Of this amount, a total of $153,000, or an increase of $78,000 from June 30, 2005, relates to sales to distributors made in March 2005 and accounted for on the sell-through method. This reflects that amount in inventory at September 30, 2005, for which no payment has been received. Additionally, we recorded an impairment allowance of $236,000 related to CallWave-owned inventory as the marketing strategy related to this inventory changed in the first quarter of fiscal 2006 to fully subsidize these sales. Management’s judgment is required in determining net realizable value and the extent of any impairment to our inventory. Judgment is also required in determining the collectibility of amounts that are due from our distributors as a result of selling our inventory through to end customers.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At September 30, 2005, we had deferred tax assets of $6.6 million. Due to the uncertainty of realizing a portion of these deferred tax assets, we have maintained a valuation allowance of $4.3 million as an offset against the deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as the amount, limitation, and expiration of loss carryforwards and tax credits which begin expiring in 2009. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. Management has determined that it is more likely than not that the net $2.3 million deferred tax assets will be realized within the 2006 and 2007 fiscal years. We will continue to assess the likelihood of realization of such assets. As future events and estimates change, we will adjust the valuation allowance pursuant to SFAS 109, if necessary, which may impact the tax provision or equity or both.

Share-Based Compensation—We adopted FAS 123(R), Share-Based Payment, using the modified- prospective-transition-method. Historically, we elected to account for employee stock compensation under the fair value method in accordance with SFAS 123, Accounting for Stock-Based Compensation, and had reflected compensation expense related to the fair value of options issued to employees in the statement of operations. Under FAS 123(R), stock-based compensation is recorded based upon the fair value of the awards granted, using a Black-Scholes option pricing model, which includes the fair value of the underlying shares on the date of grant, an estimate of the options to be forfeited and the exercise price. Adoption of FAS 123(R) had an immaterial impact on our financial statements as we have been recording share-based compensation expense under FAS 123 since inception and as we have net operating loss carryforwards which prevent us from recognizing excess tax benefits until the excess tax benefits are used to offset income taxes payable.

Results of Operations

The following tables set forth our statement of operations data for each of the periods indicated.

	Three Months Ended September 30,
	2005	2004

Statement of Operations Data:
Revenues	$10,572	$11,045
Cost of sales	3,761	3,202

Gross profit	6,811	7,843

Operating expenses:
Sales and marketing	2,109	2,116
Research and development	1,216	1,668
General and administrative	2,182	1,276
Impairment of long-lived assets	243	--
Total operating expenses	5,750	5,060
Operating income	1,061	2,783
Interest income (expense), net	506	52
Income before income taxes	1,565	2,835
Income tax expense (benefit)	633	(66)
Net income	$932	$2,901

Three Months Ended September 30, 2005 and September 30, 2004

Revenues. Revenues were $10,572,000 for the three months ended September 30, 2005, compared to $11,045,000 for the three months ended September 30, 2004, a decrease of $473,000, or 4%. Subscription revenues were $9,830,000 for the three months ended September 30, 2005, representing 93% of revenues, compared to $10,657,000 for the three months ended September 30, 2004, representing 96% of revenues, a decrease of $827,000, or 8%. The decrease in our subscription revenues for the three months ended September 30, 2005 was attributable primarily to a decrease in the number of total subscribers from approximately 823,000 at September 30, 2004 to approximately 790,000 at September 30, 2005. Revenues from sales to distributors were $133,000 for the quarter ended September 30, 2005. Revenues from our newly-launched sales of mobile phones were $207,000 for the quarter ended September 30, 2005, reflecting 10,000 subscribers to the mobile phone service.

Cost of sales. Cost of sales was $3,761,000 for the three months ended September 30, 2005, compared to $3,202,000 for the three months ended September 30, 2004, an increase of $559,000, or 17%. Cost of sales increased as mobile customer acquisition costs, such as the cost of mobile phones and fulfillment expenses, are charged to cost of sales. Cost of sales also includes impairment charges to reduce to fair value inventory at distributors accounted for under the sell-through method and to the mobile phones in inventory of $78,000 and $36,000, respectively. For the three months ended September 30, 2005, the total cost of sales related to mobile subscriptions was $525,000, which was partially offset by the decreased cost of sales related to the decreased number of landline subscribers. As a result, our gross margins decreased from 71% for the three months ended September 30, 2004 to 64% for the three months ended September 30, 2005.

Sales and marketing. Sales and marketing expenses were $2,109,000, or 20% of revenues, for the three months ended September 30, 2005, compared to $2,116,000, or 19% of revenues, for the three months ended September 30, 2004, a decrease of $7,000. Sales and marketing expenses decreased due to reduced customer acquisition spend of $627,000 (net of an increase to customer acquisition costs due to recording an impairment allowance on phone cards in the amount of $201,000) offset by additional expenses related to our call center of $499,000. Previously, the call center performed a technical support role and its expenses were allocated across all three operating expense categories. The focus of our call center has shifted from technical support to landline customer retention and mobile sales and the related costs are now charged to sales and marketing.

Research and development. Research and development expenses were $1,216,000, or 12% of revenues, for the three months ended September 30, 2005, compared to $1,668,000, or 15% of revenues, for the three months ended September 30, 2004, a decrease of $452,000, or 27%. The decrease in research and development expenses was due in part to the shift in focus and in costs of the call center to sales and marketing which reduced research and development costs by $361,000. Additionally, staffing costs decreased by $133,000 related to employee turnover. We expect research and development costs to increase in future quarters.

General and administrative. General and administrative expenses were $2,182,000, or 21% of revenues for the three months ended September 30, 2005, compared to $1,276,000, or 12% of revenues, for the three months ended September 30, 2004, an increase of $906,000, or 71%. The increase in general and administrative expenses was due primarily to an increase in legal, bad debt, insurance, investor relations, employee-related and Board of Directors costs. Specifically, directors & officers liability insurance costs increased $171,000, legal costs increased $150,000 and bad debts expense increased $350,000 in the three months ended September 30, 2005 as compared to the same period in 2004. Bad debts expense for the three months ended September 30, 2004, reflected the benefit of a reduced estimate of bad debts expense.

Impairment loss. As of September 30, 2005, we determined based on an analysis of future cash flows that our investment in and receivable from a company in which we had a minority interest was other than temporarily impaired. Accordingly, we recorded an impairment loss in the amount of $253,000 which was partially offset by a gain of $10,000 on the sale of an asset that had previously been written off.

Income tax provision. We recognized an income tax provision for the three months ended September 30, 2005 and an income tax benefit for the three months ended September 30, 2004 of $633,000 and $(66,000), respectively. In prior periods we have recognized a tax provision benefit related to the reduction of the valuation allowance associated with the deferred tax asset. The total deferred tax asset is $6.6 million and has been offset by a valuation allowance of $4.3 million with the net deferred tax asset representing our best estimate of the realization of our deferred tax assets. We have not recognized the benefit of the remaining deferred tax assets as we have not determined that it is more likely than not that we will be able to use them to offset income taxes payable as it is uncertain as to when these deferred tax assets will be realized. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net income. Net income was $932,000 for the three months ended September 30, 2005, compared to $2,901,000 for the three months ended September 30, 2004, a decrease of $1,969,000 or 68%. This decrease in net income was primarily the result of an increase in cost of sales related to our entry into the mobile phone market, increased general and administrative expenses related to operating as a public company and a tax provision of $633,000 in the three months ended September 30, 2005, an increase of 699,000 over the same period in 2004. During the three months ended September 30, 2005, our revenues decreased by $473,000, while our cost of sales increased by $559,000 and operating expenses increased by $690,000. Our net margin was 9% and 26% for the three months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

At September 30, 2005, our principal sources of liquidity were cash and cash equivalents of $34,883,000, marketable securities of $26,653,000, and accounts receivable net of allowance for doubtful accounts of $4,867,000.

Accounts Receivable. Our accounts receivable were $4,867,000 as of September 30, 2005, compared to $4,258,000 as of September 30, 2004, an increase of $609,000, or 15%. This increase is attributable to a number of factors, none of which reflect, in our view, any deterioration in our expected realization of those accounts receivable. In the last half of fiscal 2005 and continuing into 2006, we billed installation fees which has the effect of increasing accounts receivable but the fees are amortized to revenue over the period the subscriber is estimated to be a customer. This has caused accounts receivable balances to increase as a percent of revenues. Substantially all of our accounts receivable represent amounts owing from our subscribers’ local exchange carriers, or LECs, which collect and remit to us charges due to us from our subscribers. This increase is due to decreased billing and collections costs per dollars billed through phone companies. Amounts billed per subscriber through telephone companies increased during the first quarter of fiscal 2006, and because billing and collection costs through telephone companies is driven primarily by the number of subscribers billed and not by the dollars billed, billing and collection costs per dollars billed decreased. Billing and collections costs are netted against accounts receivable since we receive payments from customers net of the fees charged by the billing companies.

Net cash provided by operating activities was $3,377,000 for the three months ended September 30, 2005 and consisted of $932,000 of net income, $324,000 in depreciation and amortization, $809,000 in accounts receivable, net of bad debt expense, $634,000 decrease in our net deferred tax asset, and a decrease in inventory and other assets of $454,000 and $292,000, respectively.

Net cash provided by investing activities was $13,225,000 for the three months ended September 30, 2005, which consisted of purchases of $3,180,000 of marketable securities and $60,000 of property and equipment offset by sales of marketable securities of $16,465,000.

Net cash provided by financing activities was $1,453,000 for the three months ended September 30, 2005, and consisted of proceeds from exercises of stock options and warrants.

We expect that our cash on hand at September 30, 2005, along with cash generated from operations, will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business.

Risks Related To Our Business

Our ability to expand our revenues and profitability will be dependent upon our ability to successfully market our services to mobile phone users.

We grew our business by developing a base of subscribers who use our services to manage their telecommunications services on their traditional, or “landline,” telephone. In the future, however, we intend to devote substantial resources to marketing our services to users of mobile telecommunications services. Those mobile telecommunications services are in a different market segment than that in which we traditionally have competed, and therefore we will need to understand this new market segment in order to be successful. In offering our services to customers in this new market segment, we may make investments in assets that will not prove to have long-term value, we therefore may need to write off those investments prior to the end of their useful life, and such write-offs may adversely affect our results of operations. In addition, our ability to successfully implement and market our mobile telephone services is dependent upon a number of technical factors that are beyond our control, including the cooperation of service providers in allowing our customers to transition the use of their existing mobile telephone number to our service, as well as a number of operating challenges beyond our control, including the marketing of our new services to mobile telephone users. Finally, the cost structure of that new market segment is different from that of the landline segment in which we traditionally have competed. If we fail to understand the demands of consumers in this new market segment, or if we fail to understand and adapt to the cost structure or technical demands of operating in this new market segment, then we will not be able to achieve growth in our revenues and profits, and our results of operations and financial condition would be adversely affected.

Our ability to successfully market our services to mobile phone users will be dependent upon our success in entering into and managing indirect distribution relationships.

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

Our ability to successfully implement indirect distribution arrangements is dependent upon our ability to integrate our technology with that of the companies that distribute our services.

In order for our indirect distribution arrangements to be successful, the companies with whom we enter into indirect distribution arrangements must be able to integrate our services with their own service offerings. That integration process requires that our technology operate effectively with the service platforms from which those companies deliver telecommunications services to their customers. The integration of our services with the service platform of those other companies is a complex process that requires not only that our respective technology platforms operate together, but also that our engineering departments work effectively together at a technical level in integrating our respective services. Those tasks require time, we may encounter technical difficulties that occasion delay, and we may uncover other technical difficulties that adversely affect the customer's ability to fully utilize our services or even our ability to integrate our services at all. If we are unable to overcome those challenges, then our indirect distribution strategy may be adversely affected, and we may not be able to achieve the revenue and profitability gains that we are seeking to achieve from our mobile services.

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

Our subscriber acquisition costs for our traditional land-line customers are dependent largely upon our ability to purchase multiple types of advertising at a reasonable cost. Our advertising costs vary over time, depending upon a number of factors, some of which are beyond our control, such as seasonality, the particular mix of advertising we use and the rate at which we convert potential subscribers into paid subscribers, and consolidation among companies that control advertising channels. We have experienced an increase in subscriber acquisition costs in the recent periods. Given our belief that our revenues from our traditional landline business will decline over time, we have decided not to increase the amount of money that we spend on Internet advertising for our landline services. As a result, we are realizing both reduced marketing expenditures and a higher unit cost for the advertising services that we purchase. We expect that those two factors will occasion an acceleration in the decline of our landline business over time.

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

In providing services to our subscribers, we incur a number of underlying telecommunications costs which are beyond our control. In order to deliver our services to our subscribers, our customers must subscribe to certain ancillary services from their telecommunications providers that re-route certain telephone calls from our subscribers’ telephone lines to toll-free numbers that we have leased at our software-based switching facility, which facilitates the receipt of the call by the number that the subscribers designate. Our services rely in part upon the toll-free long-distance and local services that we purchase from network service providers. The cost of these services, which we integrate into our service offerings, or which subscribers assume directly, is beyond our control and may increase for a number of reasons, including:

•	a general increase in wholesale long-distance rates or charges for call forwarding services;

•	an election by service providers to implement a new pricing structure on the services that we currently purchase;

•	an election by third-party service providers to impose charges for services which are currently toll-free; and

•	an increase in subscriber usage patterns that increases the cost of the services that we purchase

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

On July 1, 2005, Catch Curve, Inc., a Delaware corporation, or Catch Curve, filed a complaint against us in the United States District Court for the Central District of California (Action No. CV05-4819) alleging that our operations infringe U.S. Patents No 6,785,021, or the ‘021 Patent, U.S. Patent No. 6,643,034, or the ‘034 Patent, U.S. Patent No. 5,291,302, or the ‘302 Patent, and U.S. Patent No. 4,994,926, or the ‘926 Patent. We have obtained an extension of time in which to file our answer to that complaint. We have received from intellectual property counsel opinions that our present operations do not infringe the claims of the 021 patent, the ‘034 patent, the ‘302 patent, or the ‘926 patent. By reason thereof, we presently do not believe it is probable that we will suffer, by reason of such litigation, a material loss. However, the outcome of any litigation is uncertain, and it is premature to reach any definitive conclusions in that regard and an adverse outcome may have a material adverse effect upon our business and results of operations.

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

Our future capital needs are difficult to predict. We may require additional capital in order to take advantage of opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Additionally, funds generated from our operations may be less than anticipated. As of June 30, 2005, we had total working capital of $59.0 million and $16.8 million of cash and cash equivalents and $40.0 million of marketable securities. For the twelve months ending June 30, 2006, we anticipate making capital expenditures of approximately $1.0 million. While we believe that our current capital resources will be sufficient to fund our operations through the end of June 30, 2006, we may need to raise additional funds either by borrowing money or issuing additional equity in order to handle unforeseen contingencies or take advantage of new opportunities. We may not be able to raise such funds on favorable terms, if at all. If we are unable to obtain additional funds, then we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business or prospects.

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

▪
On March 10, 2004, the FCC released a notice of proposed rulemaking (Docket 04-36) and sought public comment regarding the regulatory classification, rights and obligations of services supported by IP technologies.

▪
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

▪
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

▪
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

Provisions of Delaware law, our certificate of incorporation and our bylaws could make it more difficult for a third party to acquire control of us. For example:

▪	we are subject to Section 203 of the Delaware General Corporation Law, which would make it difficult for another party to acquire us without the approval of our board of directors;

▪
our certificate of incorporation authorizes our board of directors to issue preferred stock without requiring stockholder approval, and preferred stock could be issued as a defensive measure in response to a takeover proposal; and

▪	our certificate of incorporation or bylaws:

▪	creates a classified board of directors;

▪	prohibits cumulative voting in the election of directors

▪	limits the persons who may call special meetings of our stockholders; and

▪	imposes advance notice requirements for nominations for election to our board of directors and for proposing matters to be acted upon by our stockholders.

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

Interest rate sensitivity. We had cash and cash equivalents totaling $34.9 million and marketable securities totaling $26.7 million at September 30, 2005, and cash and cash equivalents totaling $4.8 million and marketable securities totaling $10.0 million at September 30, 2004. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents or marketable securities as a result of changes in interest rates. Declines in interest rates, however, will reduce our future interest income.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the first quarter of fiscal 2006, warrant holders exercised stock purchase warrants previously issued by us, resulting in the issuance of 172,000 shares in exchange for $431,000. These shares of common stock were not registered under the Securities Act in reliance upon the exemption contained in Section 4(2) of the Securities Act. The recipients of securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, each such recipient had access to information about us and we had reasonable grounds for determining that each such recipient was an “accredited investor” as defined in Rule 501(a) under the Securities Act. Appropriate legends were affixed to share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

Use of Proceeds

On October 5, 2004, we closed the sale of 4,000,000 shares of our common stock in our initial public offering. The registration statement on Form S-1 (Reg. No. 333-115438) we filed to register our common stock in the offering was declared effective by the SEC on September 29, 2004. After deducting expenses of the offering, we received net offering proceeds of approximately $35.2 million. From the time of receipt, October 5, 2004, through September 30, 2005, we have not used the proceeds of this offering but have invested them into investment grade government agency and corporate debt securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.
ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Bylaws of CallWave, Inc.

10.1	First Amendment to 2004 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date: November 14, 2005	By:	/s/ David F. Hofstatter
David F. Hofstatter,
President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ C. Stephen Cordial
C. Stephen Cordial
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Bylaws of CallWave, Inc.

10.1	First Amendment to 2004 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.