Form 10-Q
period 2005-12-31
CALLWAVE INC
filed 2006-02-14
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            or a Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

At February 13, 2006, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 20,674,410.

CALLWAVE INC.

Form 10-Q

For the Quarter Ended December 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALLWAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31, 2005	As of June 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,375	$16,828
Marketable securities	26,563	39,996
Restricted cash	336	335
Accounts receivable; net of allowance for doubtful accounts of $370 and $370	4,583	5,676
Inventory	—	454
Prepaid income tax	335	113
Other current assets	589	476
Total current assets	67,781	63,878
Property and equipment, net	1,750	2,024
Deferred tax asset	—	2,929
Other assets	49	414

Total assets	$69,580	$69,245

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$616	$801
Accrued payroll	545	1,014
Deferred revenue	896	1,587
Other current liabilities	1,913	1,447

Total current liabilities	$3,970	$4,849
Commitments and contingencies
Stockholders’ equity:
Common stock, $0 par value; 100,000 and 50,000 shares authorized at December 31, 2005 and June 30, 2005, respectively; 20,636 and 19,799 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	71,494	70,296
Deferred compensation	—	(545)
Accumulated comprehensive loss	(68)	(24)
Accumulated deficit	(5,816)	(5,331)

Total stockholders’ equity	65,610	64,396

Total liabilities and stockholders’ equity	$69,580	$69,245

See accompanying notes

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2005	2004	2005	2004
Revenues	$9,538	$11,669	$20,109	$22,714
Cost of sales	3,390	2,942	7,151	6,114
Gross profit	6,148	8,727	12,958	16,570
Operating expenses:
Sales and marketing	2,026	2,857	4,135	4,974
Research and development	1,320	1,608	2,536	3,276
General and administrative	2,501	1,806	4,683	3,081
Impairment of long-lived assets	—	—	243	—

Total operating expenses	5,847	6,271	11,597	11,331

Operating income	301	2,456	1,361	5,239
Interest income (expense), net	578	266	1,083	317

Income before income taxes	879	2,722	2,444	5,556
Income tax expense (benefit)	2,296	(1,643)	2,929	(1,709)

Net income (loss)	$(1,417)	$4,365	$(485)	$7,265

Net income (loss) per share:
Basic	$(0.07)	$0.23	$(0.02)	$0.56
Diluted	$(0.07)	$0.20	$(0.02)	$0.38
Weighted average common shares outstanding
Basic	20,617	19,184	20,487	12,862
Diluted	20,617	21,381	20,487	19,373

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(485)	$7,265
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	425	384
Impairment of long-lived assets	243	—
Share based compensation	209	122
Deferred tax asset	2,929	(1,149)
Inventory writeoff	314	—
Bad debt expense	1,084	576
Changes in operating assets and liabilities:
Accounts receivable, net of bad debt expense	9	(1,671)
Inventory	140	—
Prepaid income tax	(222)	(113)
Other assets	9	114
Accounts payable	(185)	420
Accrued payroll	(469)	(205)
Deferred revenues	(691)	(215)
Income taxes payable	—	(790)
Accrued other liabilities	466	591

Net cash provided by operating activities	3,776	5,329
Cash flows from investing activities:
Purchases of marketable securities	(7,326)	(20,223)
Sales of marketable securities	20,713	—
Purchases of property and equipment	(151)	(398)

Net cash provided by (used in) investing activities	13,236	(20,621)
Cash flows from financing activities:
Exercises of stock options and warrants	1,535	1,198
Proceeds from initial public offering	—	37,200
Costs incurred in initial public offering	—	(1,975)

Net cash provided by financing activities	1,535	36,423

Net increase in cash and cash equivalents	18,547	21,131
Cash and cash equivalents at beginning of the period	16,828	6,187

Cash and cash equivalents at end of the period	$35,375	$27,318

Supplemental disclosures of cash flow information
Cash paid for:
Income taxes	$223	$343
Supplemental schedule of non-cash transactions
Equity based deferred compensation	$—	$515

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

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. The Company recognizes revenue ratably beginning when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the fees are fixed and determinable and collection is reasonably assured. Install fees are recorded as deferred revenues and amortized to revenue over the expected period of performance, or the estimated average customer subscription life.

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

In the third quarter of fiscal 2005, the Company purchased prepaid phones and phone cards with the intention of reselling them with a 30-day free trial of CallWave’s application-based services and entered into an agreement to sell a portion of these prepaid phones and phone cards to a distributor. Revenue from the sale of prepaid phones and phone cards is recognized when the SAB 104 criteria are met. The Company recognizes sales to this distributor on a sell-through basis and when the cash is collected from the distributor. The Company recognized $92,000 and $225,000 of revenue related to the sale to this distributor in the three and six months ended December 31, 2005, respectively.

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

In the second quarter of fiscal 2006, the Company changed its marketing strategy for the CallWave for Mobile services to give prepaid cell phones to customers at no cost if they signed up for a one month trial subscription to CallWave services and reimbursed the Company’s shipping and handling costs. The phones are recorded as cost of sales to generate subscription services revenue in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer. The reimbursement of shipping and handling costs is recorded as an offset to cost of sales.

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

Comprehensive income (loss): Comprehensive net income (loss) was ($529,000) and $7,265,000 for the six months ended December 31, 2005 and 2004, respectively. The comprehensive net income differs from the net income by the net unrealized gain or loss on short-term investments.

Inventories: Inventories consist of finished goods and are stated at the lower of cost or market, cost being determined under the first-in, first-out method. Inventory at December 31, 2005 and June 30, 2005 consisted of the following:

	December 31, 2005	June 30, 2005
CallWave inventory	$—	$243,000
Inventory at distributors	60,000	286,000
Valuation Allowance	(60,000)	(75,000)

Total inventory	$—	$454,000

At June 30, 2005, CallWave inventory consisted of prepaid cell phones and phone cards that the Company held for sale. The value of the phone cards was determined to be impaired in the quarter ended September 30, 2005, and reduced to net realizable value, or zero. Due to a change in marketing strategy, the phones are now given to customers at no cost if they register for a one month trial subscription to CallWave services and reimburse the Company’s shipping and handling costs. As the phones are no longer held for sale, they are not recorded as inventory, but are expensed as purchased.

Inventory at distributors represents phone cards sold to distributors accounted for on the sell-through basis which are fully reserved since the distributor has not sold them through to its customers. Management’s judgment is required in determining net realizable value and the extent of any impairment to our inventory. Judgment is also required in determining the collectibility of amounts that are due from our distributors as a result of selling our inventory through to end customers.

Concentrations of credit risk—The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The receivable from the vendor at December 31, 2005 and June 30, 2005 was $4,375,000 and $5,152,000, respectively.

The Company’s cash balances at financial institutions exceed the maximum amounts insured by the Federal Deposit Insurance Corporation.

Investments in minority owned companies—The Company accounts for investments in minority interests of other companies over which it does not exercise significant influence on the cost method in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired based on criteria outlined in FAS Staff Position Nos. FAS 115-1 and FAS 124-1 and on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.

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

Net income (loss) per share—The Company computes net income (loss) per share in accordance with SFAS 128, Earnings per Share. Under the provisions of SFAS 128, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon exercise of stock options and warrants and conversion of convertible preferred stock. The dilutive effect of outstanding stock options and warrants is reflected in diluted income per share by application of the treasury stock method. As of July 1, 2005, the date the Company adopted FAS 123(R), deferred compensation related to unvested outstanding options is included as a component of proceeds upon exercise in calculation of the diluted shares under the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

For the three and six month periods ended December 31, 2005, potential common shares resulting from outstanding options and warrants were not included in the diluted earnings per share calculation as their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(unaudited, in thousands except per share data)
Basic and diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$(1,417)	$4,365	$(485)	$7,265

Weighted-average common shares outstanding	20,617	19,184	20,487	12,862
Effect of dilutive securities:
Stock options and warrants	—	2,197	—	2,288
Convertible preferred shares	—	—	—	4,223

Weighted-average common shares outstanding for diluted calculation	20,617	21,381	20,487	19,373

Net income (loss) per share:
Basic	$(0.07)	$0.23	$(0.02)	$0.56
Diluted	$(0.07)	$0.20	$(0.02)	$0.38

Options to purchase 967,000 and 59,000 shares with exercise prices equal to or greater than the average fair value of common stock were outstanding during the six months ended December 31, 2005 and 2004, respectively. These options were also excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

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

3. Stockholders’ Equity

Common Stock

As of December 31, 2005, the Company is authorized to issue 100,000,000 shares of common stock. As of December 31, 2005, 2,399,000 shares of common stock are reserved for the 120,000 warrants and 2,279,000 stock options issued and outstanding.

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

Warrants

As of December 31, 2005, the Company has issued and outstanding warrants to purchase up to 120,000 shares of common stock at exercise prices of between $0.55 - $4.00. The Company had 293,000 warrants issued and outstanding at June 30, 2005, and 173,000 warrants were exercised during the six months ended December 31, 2005.

4. Share-Based Payments

FAS 123(R) Adoption

At December 31, 2005, the Company has three stock-based employee compensation plans which are described more fully below. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended September 30, 2005 includes the compensation expense that had been recognized under FAS 123 reduced by the amount of (a) estimated forfeitures related to the share-based payments granted prior to, but not yet vested as of July 1, 2005, and (b) estimated forfeitures for all share based payments granted subsequent to July 1, 2005. Results for prior periods have not been restated.

As a result of adopting FAS 123(R) on July 1, 2005, the Company’s income (loss) before income taxes and net income (loss) for the three and six months ended December 31, 2005, are $57,000 and $100,000, respectively, higher than if it had continued to account for forfeitures as they occurred which was permissible under FAS 123 but not under FAS 123(R).

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

Stock Option Plans

At December 31, 2005, the Company has three share-based compensation plans, which are described below. Compensation cost that has been charged to expense for those plans was $209,000 and $515,000 for the three months ended December 31, 2005 and 2004, respectively.

The Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. Shares reserved under these plans at December 31, 2005, consist of 1,700,000 shares, 2,250,000 shares and 1,350,000 shares authorized of which 855,538, 1,089,965 and 333,370 options are outstanding under the 2004, 2000 and 1999 Option Plans, respectively.

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

	Three Months Ended December 31,		Six-Months Ended December 31,
	2005	2004	2005	2004
Weighted average fair value of stock options granted	$1.83	$4.41	$1.94	$1.74
Risk free interest rate	4.36%	4.12%	4.19%	4.27%
Expected life (in years)	4.0	4.0	4.0	4.0
Expected volatility	50.0%	50.00%	50.0%	2.94%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

A summary of option activity under the plans as of December 31, 2005, and changes during the quarter and six months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Balance June 30, 2005	2,502,189	$3.48
Options granted	471,826	4.56
Options exercised	(627,923)	1.63
Options forfeited or expired	(17,403)	3.49

Balance September 30, 2005	2,328,689	$4.20
Options granted	201,000	4.20
Options exercised	(41,759)	2.09
Options forfeited or expired	(209,057)	8.13

Balance December 31, 2005	2,278,873	$3.88	5.42	$2,538,000

Exercisable at December 31, 2005	1,199,369	$3.33	5.33	$1,992,000

The total intrinsic value of options exercised during the six months ended December 31, 2005 and 2004, was $102,000 and $61,000, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2005 and changes during the six month period ended December 31, 2005, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested Shares
Nonvested at July 1, 2005	828,737	$1.36
Granted	471,826	1.98
Vested	(88,054)	1.13
Forfeited	(16,233)	0.58

Nonvested at September 30, 2005	1,196,276	$1.63
Granted	201,000	1.83
Vested	(109,766)	1.38
Forfeited	(208,006)	1.72

Nonvested at December 31, 2005	1,079,504	$1.17

As of December 31, 2005, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the six months ended December 31, 2005 and 2004 was $245,000 and $125,000, respectively.

5. Investment in Minority Owned Company

On January 6, 2005, the Company acquired a minority interest in a UK company (the investee) for $125,000 which was recorded on the cost method of accounting for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Additionally, the investee issued to the Company a $125,000 promissory note due January 6, 2011. The promissory note is convertible into common stock in certain circumstances and bears interest at 4% per year, compounded monthly. The Company also purchased a license to the investee’s technology for five years for $125,000, which was amortized to expense over the life of the license. A total of $375,000 was recorded as Other Assets. At September 30, 2005, the Company determined that the investment in and receivable from the investee was other than temporarily impaired and recorded an impairment loss in the amount of $253,000. This impairment loss was partially offset by a gain of $10,000 on the sale of an asset that had been previously written off. At December 31, 2005, the Company wrote off the remaining unamortized cost of the license in the amount of $106,000 to research and development expense as it decided not to pursue use of the license.

6. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases. Rental expense under operating lease agreements was $95,000 and $118,000 for the three months ended December 31, 2005 and 2004, respectively, and $222,000 and $237,000 for the six months ended December 31, 2005 and 2004, respectively.

Future minimum commitments remaining under these agreements as of December 31, 2005, are as follows:

Minimum Commitment
(in thousands)
Fiscal Year Ending September 30:
2005	$333
2006	707
2007	694
2008	481
2009	493
2010	41

Other Commitments and Contingencies

The Company has long-distance service agreements with four carriers. As of December 31, 2005, minimum obligations under these agreements due within one year total $2.0 million. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of September 30, 2005, minimum obligations due within one year under agreements with providers of billing and collection services total $98,000.

The Company and its subsidiaries are subject to certain claims and may encounter future legal claims in the normal course of business. In the opinion of the Company’s management, the resolution of existing legal claims are not expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows. See Note 8 for additional discussion of litigation.

7. Income Taxes

The provision for income taxes consists of the following for each of the periods ended:

	Three Months Ended December 31,			Six Months Ended December 31,
	2005	2004		2005	2004
Current federal provision	$—		$334	$—	$542
Current state	1		17	1	168
Deferred (benefit)	1,295		(1,994)	2,928	(2,419)

	$1,296	$	$(1,643)	$2,929	$(1,709)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Use of net operating loss and other carryforwards are limited by the “change of ownership” rules described below. Due to the uncertainty surrounding the timing of realizing the benefits of its NOLs and other favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The valuation allowance increased by approximately $2.4 million during the quarter ended December 31, 2005.

As of December 31, 2005, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $4.3 million and $14.6 million, respectively. The losses begin to expire in fiscal year 2009 if unused. In addition, the Company has available tax credit carryforwards of approximately $2.0 million and $.5 million for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2028. California tax credits can be carried over indefinitely.

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

8. Litigation

On August 24, 2004, j2 Global Communications, Inc., or j2, filed a complaint against the Company in the United States District Court for the Central District of California alleging that the Company’s operations infringe U. S. Patent No. 6,350,066, or the `066 patent. j2’s complaint seeks unspecified damages and permanent injunctive relief, among other relief. On December 30, 2004, j2 filed a first amended complaint, alleging that in addition to infringing the ‘066 patent, the Company infringes U. S. Patent Nos. 6,564,321, or the `321 patent, and 6,208,638, or the `638 patent. On January 31, 2005, the Company filed its response to the first amended complaint, denying the allegations of the complaint and alleging affirmative defenses to the complaint. On April 21, 2005, j2 filed a second amended complaint, alleging that the Company infringes the claims of U.S. Patent No. 6,857,074, or the `074 patent. On May 10, 2005, the Company filed its response to the second amended complaint, denying the allegations of the complaint and alleging affirmative defenses to the complaint. On December 15, 2005, a Markman hearing was held in the case. Before any order issued from that hearing, however, on January 11, 2006, the Court stayed the action pending reexamination of some of the patents in the United States Patent and Trademark Office, or USTPO. It is unclear what the duration of that stay will be. Although the Company is confident that it does not infringe the asserted patents, if the USPTO affirms the validity of the patents and trial resumes, then the Company’s efforts to defend against j2’s assertions will be expensive and time-consuming.

The Company in October 2004 received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone System,” or the `694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the `266 patent. On January 19, 2005, the Company filed in the United States District Court for the Central District of California an action for declaratory relief, in which the Company is seeking to have the court declare that the Company does not infringe the `694 patent or the `266 patent. The Company has received an opinion of counsel that the Company’s operations do not infringe `694 patent or `266 patent, although the Company can offer no assurance that a court would agree with that opinion. Web Telephony has filed a motion to dismiss the complaint, alleging that the court lacks personal jurisdiction over Web Telephony. The Company filed a First Amended Complaint on May 2, 2005, adding a cause of action for interference with prospective economic advantage. Web Telephony filed an Answer to the First Amended Complaint on September 6, 2005, and counterclaimed, alleging infringement of the `694 and `266 patents. A trial date of June 6, 2006, has been set in this case, and the parties are proceeding with discovery. Given the proximity of that trial date, the Company expects that its efforts to defend against Web Telephony’s assertions will be expensive and time-consuming in the current fiscal year.

On July 1, 2005, Catch Curve, Inc., a Delaware corporation, or Catch Curve, filed a complaint against the Company in the United States District Court for the Central District of California (Action No. CV05-4819) alleging that the Company’s operations infringe U.S. Patents No 6,785,021, or the `021 Patent, U.S. Patent No. 6,643,034, or the `034 Patent, U.S. Patent No. 5,291,302, or the `302 Patent, and U.S. Patent No. 4,994,926, or the `926 Patent. The Company in thereafter filed its answer, denying the allegations and asserting certain counterclaims and affirmative defenses. Catch Curve thereafter filed its answer to those counterclaims, denying the Company’s allegations. A trial date of October 2, 2007, has been set in this case. The Company has received from intellectual property counsel opinions that the Company’s present operations do not infringe the claims of the `021 patent, the `034 patent, the `302 patent, or the `926 patent. By reason thereof, the Company believes that it does not infringe the asserted patents of Catch Curve.

In the event of an adverse result in the j2 litigation, the Web Telephony litigation, the Catch Curve litigation, or in any other litigation between the Company and third parties that may arise in the future with respect to intellectual property rights relevant to the Company’s services, the Company could be required to pay substantial damages, including treble damages if a court determines that the Company has willfully infringed a third party’s patent rights, to cease the use and sale of infringing services, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. The Company cannot be certain that licenses will be available on commercially reasonable terms, or at all, from j2 or Web Telephony or Catch Curve, or any third party that has such intellectual property claims against us. In addition, litigation frequently involves substantial expenditures and can require significant management attention even if the Company ultimately prevails. Accordingly, the Company cannot predict whether the j2 litigation, the Web Telephony litigation or the Catch Curve litigation will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. Due to the early stage of these three actions, and because neither j2, nor Web Telephony, nor Catch Curve has sought specified damages, the Company cannot determine with precision the outcome of the litigation or any costs or payments resulting from the litigation or the settlement of any of those actions. Accordingly, no provision for any loss which may result from the j2 litigation or the Web Telephony litigation or the Catch Curve litigation has been recorded in the accompanying financial statements. In addition, the Company and its subsidiary in the future may encounter legal claims in the normal course of business. In the opinion of the Company, the costs associated with the resolution of existing legal claims cannot be precisely estimated at this time, but the Company has determined such costs have had and likely will have an adverse impact on the Company’s financial position, results of operations and cash flows.

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

Overview

Historically, we have provided application services on a subscription basis that add features and enhanced functionality to the telecommunications services used by mainstream consumers and small and home offices. Our software-based services are delivered on our proprietary Enhanced Services Platform, which allows subscribers to manage calls across existing landline, mobile and Internet networks. As of December 31, 2005, we had approximately 787,000 total subscribers for these application services. Because our services improve the utilization of existing telecommunications services by our subscribers, we believe that our application services complement the efforts of landline, mobile and Internet service providers to reduce their subscriber churn. This has allowed us to establish cooperative relationships with network service providers.

In the fourth quarter of fiscal 2005, we began test marketing a new mobile product that was officially launched in the first quarter of fiscal 2006. We provide mobile subscribers with subsidized cell phones in the first month of service. As of December 31, 2005, we had approximately 13,000 paying subscribers for the mobile service. We account for the cell phones and fulfillment expenses as cost of sales which affects our gross margin.

In fiscal 2006, we are shifting our marketing strategy from directly marketing our services to consumers and small businesses to marketing our services to users through “indirect” distribution arrangements in which we enter into agreements with telecommunications services providers, which agree to distribute our services to their subscribers. There typically is a long lead time prior to concluding agreements, including negotiations, implementation and the time to market and persuade the customer to subscribe for our services. As we are reducing the amount of resources spent to market and distribute our services directly to users and will be making an investment in developing our indirect distribution arrangements, we are forecasting six quarters of losses prior to returning to profitability.

Critical Accounting Policies and the Use of Estimates

Revenue recognition. We earn revenues primarily from paid subscriber services and to a lesser extent, fees earned from local exchange carrier call termination access charges and the offering of third-party products and services to our subscribers. Beginning in 2005, we entered the prepaid mobile phone market by selling prepaid phones directly to our subscriber base and to a distributor. As of October 1, 2005, we stopped selling the phones and started to give the phones free of charge to customers who sign up for the CallWave for Mobile service and reimburse us for shipping and handling costs.

We recognize revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, we recognize revenue beginning when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the fees are fixed and determinable and collection is reasonably assured. Our subscriber revenues consist of monthly recurring subscription fees. We recognize revenue ratably over the subscription period when the SAB 104 criteria are met. We record install fees as deferred revenues and amortize them to revenue over the expected period of performance, or the average customer subscription life.

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

In the third quarter of fiscal 2005, we purchased prepaid phones and phone cards with the intention of reselling them with a 30-day free trial of our application-based services and entered into an agreement to sell the prepaid phones and a portion of the phone cards to a distributor. Revenue from the sale of prepaid phones and phone cards is recognized when the SAB 104 criteria are met. We recognize sales to distributors on a sell-through basis when we collect the cash from the distributor. We have recognized $92,000 of revenue related to the sale to this distributor in the quarter ended December 31, 2005.

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

In the second quarter of fiscal 2006, we changed our marketing strategy for the CallWave for Mobile services to give prepaid cell phones to customers at no cost if they register for a one month trial subscription to CallWave services and reimburse our shipping and handling costs. The phones are charged to cost of sales to generate subscription services revenue in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer. The reimbursement of shipping and handling costs is recorded as an offset to cost of sales.

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and negotiate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $371,000 as of December 31, 2005, approximately equal to the balance as of June 30, 2005. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies.

Investments in minority owned companies—We account for investments in minority interests of other companies over which we do not exercise significant influence on the cost method in accordance with Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired based on the criteria outlined in FAS Staff Position Nos. FAS 115-1 and FAS 124-1 and on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable cost, cost being determined under the first-in, first-out method. As described above, we changed our marketing strategy for the CallWave for Mobile services to give prepaid cell phones to customers at no cost if they register for a one month trial subscription and reimburse our shipping and handling costs. As we are no longer selling these phones, they are not included in inventory. At December 31, 2005, the inventory balance approximates $60,000 and consists of phone cards sold to a distributor and accounted for on a sell-through basis. We have recorded an impairment allowance against inventory in an equal amount as very few of these cards have been sold through to customers. Management’s judgment is required in determining net realizable value and the extent of any impairment to our inventory. Judgment is also required in determining the collectibility of amounts that are due from our distributors as a result of selling our inventory through to end customers.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At December 31, 2005, we had deferred tax assets of $5.3 million. Due to the uncertainty of realizing these deferred tax assets, we have maintained a full valuation allowance as an offset against the deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as the amount, limitation, and expiration of loss carryforwards and tax credits which begin expiring in 2009. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. Management has determined that it is more likely than not that the no deferred tax assets will be realized within the 2006 and 2007 fiscal years. We will continue to assess the likelihood of realization of such assets. As future events and estimates change, we will adjust the valuation allowance pursuant to SFAS 109, if necessary, which may impact the tax provision or equity or both.

Share-Based Compensation—We adopted FAS 123(R), Share-Based Payment, on July 1, 2005, using the modified- prospective-transition-method. Historically, we elected to account for employee stock compensation under the fair value method in accordance with SFAS 123, Accounting for Stock-Based Compensation, and had reflected compensation expense related to the fair value of options issued to employees in the statement of operations. Under FAS 123(R), stock-based compensation is recorded based upon the fair value of the awards granted, using a Black-Scholes option pricing model, which includes the fair value of the underlying shares on the date of grant, an estimate of the options to be forfeited and the exercise price. Adoption of FAS 123(R) had an immaterial impact on our financial statements as we have been recording share-based compensation expense under FAS 123 since inception and as we have net operating loss carryforwards which prevent us from recognizing excess tax benefits until the excess tax benefits are used to offset income taxes payable.

Results of Operations

The following tables set forth our statement of operations data for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Statement of Operations Data:
Revenues	$9,538	$11,669	$20,109	$22,714
Cost of sales	3,390	2,942	7,151	6,144

Gross profit	6,148	8,727	12,958	16,570
Operating expenses:
Sales and marketing	2,026	2,857	4,135	4,974
Research and development	1,320	1,608	2,536	3,276
General and administrative	2,501	1,806	4,683	3,081
Impairment of long-lived assets	—	—	243	—

Total operating expenses	5,847	6,271	11,597	11,331

Operating income	301	2,456	1,361	5,239
Interest income (expense), net	578	266	1,083	317

Income before income taxes	879	2,722	2,444	5,556
Income tax expense (benefit)	2,296	(1,643)	2,929	(1,709)

Net income (loss)	$(1,417)	$4,365	$(485)	$7,265

Three Months Ended December 31, 2005 and December 31, 2004

Revenues. Revenues were $9,538,000 for the three months ended December 31, 2005, compared to $11,669,000 for the three months ended December 31, 2004, a decrease of $2,131,000, or 18%. Direct subscription revenues were $8,813,000 for the three months ended December 31, 2005, representing 92% of revenues, compared to $11,194,000 for the three months ended December 31, 2004, representing 96% of revenues, a decrease of $2,318,000, or 21%. The decrease in our subscription revenues for the three months ended December 31, 2005 was attributable primarily to a decrease in the number of total subscribers from approximately 862,000 at December 31, 2004 to approximately 787,000 at December 31, 2005 and the fact that we have shifted our focus to indirect channel partnerships which results in recording revenues net rather than gross. Revenues from indirect channel partnerships were $580,000 or 6% of total revenue for the three months ended December 31, 2005 compared to $394,000 for the comparable period in 2004, an increase of 47%. Revenues from sales to distributors were $92,000 for the quarter ended December 31, 2005.

Cost of sales. Cost of sales was $3,390,000 for the three months ended December 31, 2005, compared to $2,942,000 for the three months ended December 31, 2004, an increase of $448,000, or 15%. Cost of sales increased as mobile customer acquisition costs, such as the cost of mobile phones and fulfillment expenses, are charged to cost of sales. As a result, our gross margins decreased from 75% for the three months ended December 31, 2004 to 64% for the three months ended December 31, 2005.

Sales and marketing. Sales and marketing expenses were $2,026,000, or 21% of revenues, for the three months ended December 31, 2005, compared to $2,857,000, or 24% of revenues, for the three months ended December 31, 2004, a decrease of $831,000. Sales and marketing expenses decreased due to reduced customer acquisition spend of $1,513,000 offset by increased personnel costs of $122,000 and additional expenses related to our call center of $490,000. Previously, the call center performed a technical support role and its expenses were allocated across all three operating expense categories. The focus of our call center has shifted from technical support to landline customer retention and mobile sales and the related costs are now charged to sales and marketing.

Research and development. Research and development expenses were $1,320,000, or 14% of revenues, for the three months ended December 31, 2005, compared to $1,608,000, or 14% of revenues, for the three months ended December 31, 2004, a decrease of $288,000, or 18%. The decrease in research and development expenses was due to the shift in focus and in costs of the call center to sales and marketing which reduced research and development costs by $363,000. This decrease was partially offset by the write-off of the unamortized cost of a license totaling $102,000 as a determination was made not to pursue use of the technology.

General and administrative. General and administrative expenses were $2,501,000, or 26% of revenues for the three months ended December 31, 2005, compared to $1,806,000, or 15% of revenues, for the three months ended December 31, 2004, an increase of

$694,000, or 38%. The increase in general and administrative expenses was due primarily to an increase in legal, bad debt, outside services, investor relations, employee-related and Board of Directors costs. Specifically, personnel costs increased $118,000, legal costs increased $248,000 and bad debts expense increased $157,000 in the three months ended December 31, 2005 as compared to the same period in 2004. The increase in bad debts expense is attributable to a higher local exchange carrier (LEC) reject rate in the current quarter.

Income tax provision. We recognized an income tax provision for the three months ended December 31, 2005 and an income tax benefit for the three months ended December 31, 2004 of $2,296,000 and $(1,643,000), respectively. In prior periods we have recognized a tax provision benefit related to the reduction of the valuation allowance associated with the deferred tax asset. The total deferred tax asset is $5.3 million and has been completely offset by a valuation allowance as we are currently projecting six quarters of losses due to investing in the indirect channel partnership opportunity so it is not more likely than not that we will not be able to use our deferred tax assets to offset income taxes payable during the next two years. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net income (loss). The net loss was $(1,417,000) for the three months ended December 31, 2005, compared to net income of $4,365,000 for the three months ended December 31, 2004, a decrease of $5,781,000 or 132%. This decrease in net income was primarily the result of an increase in cost of sales related to our entry into the mobile phone market, increased general and administrative expenses related to operating as a public company and a tax provision of $2,296,000 in the three months ended December 31, 2005, an increase of $3,939,000 over the same period in 2004. During the three months ended December 31, 2005, our revenues decreased by $2,131,000, while our cost of sales increased by $448,000 and operating expenses increased by $424,000. Our (net loss) net margin was (15%) and 37% for the three months ended December 31, 2005 and 2004, respectively.

Six months Ended December 31, 2005 and December 31, 2004

Revenues. Revenues were $20,109,000 for the six months ended December 31, 2005, compared to $22,714,000 for the six months ended December 31, 2004, a decrease of $2,604,000, or 11%. Direct subscription revenues were $18,686,000 for the six months ended December 31, 2005, representing 93% of revenues, compared to $21,878,000 for the six months ended December 31, 2004, representing 96% of revenues, a decrease of $3,192,000, or 15%. The decrease in our subscription revenues for the six months ended December 31, 2005 was attributable primarily to a decrease in the number of total subscribers from approximately 862,000 at December 31, 2004 to approximately 787,000 at December 31, 2005 and the fact that we have shifted our focus to indirect channel partnerships which result in recording revenues net rather than gross. Revenues from indirect channel partnerships were $1,091,000 or 5% of total revenue for the six months ended December 31, 2005 compared to $727,000 for the comparable period in 2004, an increase of 50%. Revenues from sales to distributors were $225,000 for the six months ended December 31, 2005.

Cost of sales. Cost of sales was $7,151,000 for the six months ended December 31, 2005, compared to $6,144,000 for the six months ended December 31, 2004, an increase of $1,007,000, or 16%. Cost of sales increased as mobile customer acquisition costs, such as the cost of mobile phones and fulfillment expenses, are charged to cost of sales. Cost of sales also includes an impairment charge of $36,000 to reduce to fair value the cost of mobile phones in inventory at September 30, 2005 as a result of the change in marketing strategy to give the phones away rather than to sell them. As a result, our gross margins decreased from 73% for the six months ended December 31, 2004 to 64% for the six months ended December 31, 2005.

Sales and marketing. Sales and marketing expenses were $4,135,000, or 21% of revenues, for the six months ended December 31, 2005, compared to $4,974,000, or 22% of revenues, for the six months ended December 31, 2004, a decrease of $838,000. Sales and marketing expenses decreased due to reduced customer acquisition spend of $2,474,000 (net of an increase to customer acquisition costs due to recording an impairment allowance on phone cards in the amount of $201,000) offset by additional expenses related to the reclassification of costs related to our call center of $989,000, increased personnel costs of $529,000 and increased public relations costs of $95,000. Previously, the call center performed a technical support role and its expenses were allocated across all three operating expense categories. The focus of our call center has shifted from technical support to landline customer retention and mobile sales and the related costs are now charged to sales and marketing.

Research and development. Research and development expenses were $2,536,000, or 13% of revenues, for the six months ended December 31, 2005, compared to 3,276,000, or 14% of revenues, for the six months ended December 31, 2004, a decrease of $740,000, or 23%. The decrease in research and development expenses was due primarily to the shift in focus and in costs of the call center to sales and marketing which reduced research and development costs by $724,000.

General and administrative. General and administrative expenses were $4,683,000, or 23% of revenues for the six months ended December 31, 2005, compared to $3,081,000, or 14% of revenues, for the six months ended December 31, 2004, an increase of $1,601,000, or 52%. The increase in general and administrative expenses was due primarily to an increase in accounting and legal, bad debt, insurance, investor relations, and employee-related costs. Specifically, personnel costs increased $169,000, insurance costs increased $173,000 (primarily directors & officers liability insurance), litigation related legal costs increased $397,000 and bad debts expense increased $509,000 in the six months ended December 31, 2005 as compared to the same period in 2004. The increase in bad debts expense is attributable to a higher local exchange carrier (LEC) reject rate in the six months ended December 31, 2005, and the increase in personnel costs is due to increased finance staff necessary to meet the needs of a public company.

Impairment loss. In the six months ended December 31, 2005, we determined based on an analysis of future cash flows that our investment in and receivable from a company in which we had a minority interest was other than temporarily impaired. Accordingly, we recorded an impairment loss in the amount of $253,000 which was partially offset by a gain of $10,000 on the sale of an asset that had previously been written off.

Income tax provision. We recognized an income tax provision for the six months ended December 31, 2005 and an income tax benefit for the six months ended December 31, 2004 of $2,929,000 and $(1,709,000), respectively. In prior periods we have recognized a tax provision benefit related to the reduction of the valuation allowance associated with the deferred tax asset. The total deferred tax asset is $5.3 million and has been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to offset income taxes payable as we currently project six quarters of losses due to investing in the indirect channel partnership opportunity. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net income (loss). The net loss was $(485,000) for the six months ended December 31, 2005, compared to net income of $7,265,000 for the six months ended December 31, 2004, a decrease of $7,751,000 or 107%. This decrease in net income was primarily the result of an increase in cost of sales related to our entry into the mobile phone market, increased general and administrative expenses related to operating as a public company and a tax provision of $2,929,000 in the six months ended December 31, 2005, an increase of 4,638,000 over the same period in 2004. During the six months ended December 31, 2005, our revenues decreased by $2,605,000, while our cost of sales increased by $1,007,000 and operating expenses increased by $266,000. Our net margin was (2%) and 32% for the six months ended December 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities increased $5,114,000 over the comparable balance at June 30, 2005. This increase was caused primarily by cash from operating activities of $3,776,000 and proceeds from exercises of options and warrants of $1,535,000. Although we are currently forecasting losses for the next six quarters of approximately $10 million in the aggregate as a result of investment in indirect channel partnership opportunities, we expect that our cash, cash equivalents and marketable securities of $61.9 million at December 31, 2005 will be adequate to fund our operations for at least the next twelve months. However, we will reexamine our cash requirements periodically in light of changes in our business.

Risks Related To Our Business

Our ability to successfully generate increased revenues and profits will be dependent upon our success in entering into and managing indirect distribution relationships.

We grew our business by directly marketing our services to consumers and small businesses through Internet advertising. We intend to attempt to grow our business by promoting our services to users through “indirect” distribution arrangements in which we enter into distribution agreements with telecommunications service providers, which agree to distribute our services to their subscribers. We do not have significant experience in developing and managing those indirect relationships. There typically is a long lead time required to conclude agreements for such arrangements, additional time is thereafter required to implement each agreed-upon arrangement, and the actual pace of implementation is dependent upon cooperation and support from the companies with which we enter into those arrangements. In addition, even if we are able to put such indirect distribution relationships in place, the extent to which the service provider’s customers subscribe for our services will be dependent in substantial part upon the pace and manner in which the service provider implements and promotes our services, which are outside of our control. If we are unable to successfully implement those indirect distribution relationships, then we may not realize substantial growth in our subscribers for our services, we will not realize substantial growth in revenues or profitability, and our results of operations and financial condition will be adversely affected.

We may suffer losses from operations and reduce our accumulated cash reserves as we shift resources from our profitable direct distribution business and focus our business and investments on indirect distribution of our services.

We have elected to reduce the amount of resources that we are devoting to our legacy business in which we had marketed and distributed our services directly to users, and instead to expand the resources that we are investing in the development and marketing of our services through indirect distribution arrangements. As a result, we expect to realize lower revenues from our legacy business. However, we do not expect to begin generating substantial revenues from indirect distribution arrangements for at least several quarters. That delay in generating substantial revenues is attributable to a number of factors, including the time period required to develop indirect distribution relationships with telecommunications carriers, the time required to implement technological changes to our services in order to make them compatible with the communications infrastructure of carriers with which we enter into indirect distribution relationships, and the time required to successfully market our services to those carriers’ customers and persuade those customers to subscribe for our services. As we undergo this transition from a business based upon our traditional landline services sold directly to the consumer, to one based primarily upon the delivery of services through indirect distribution relationships, we are likely to realize losses from operations and reduce our accumulated cash reserves.

Our ability to successfully implement indirect distribution arrangements is dependent upon our ability to integrate our technology with that of the companies that distribute our services.

In order for our indirect distribution arrangements to be successful, the companies with whom we enter into indirect distribution arrangements must be able to integrate our services with their own service offerings. That integration process requires that our technology operate effectively with the service platforms from which those companies deliver telecommunications services to their customers and meet the technical specifications and operating parameters imposed by companies with which we are seeking indirect distribution relationships. The integration of our services with the service platform of those other companies is a complex process that requires not only that our respective technology platforms operate together, but also that our engineering departments work effectively together at a technical level in integrating our respective services. Those tasks require time, and we may encounter technical difficulties that occasion delay. We also may encounter some technical difficulties that adversely affect the customer’s ability to fully utilize our services or even our ability to integrate our services at all. If we are unable to overcome those challenges, then our indirect distribution strategy may be adversely affected, and we may not be able to achieve the revenue and profitability gains that we are seeking to achieve.

The use of indirect distribution arrangements may cause us to realize lower revenues and profitability than we traditionally have realized from “direct” distribution of our services.

We expect that the principal growth in subscribers will come primarily from the implementation of indirect distribution arrangements. While these arrangements typically deliver subscribers to us at a lower subscriber acquisition cost than our traditional sources of subscribers, they also tend to generate a lower average revenue per user, or “ARPU,” than the traditional “direct” sources of subscribers. In order to achieve substantial future revenue growth from these “indirect” distribution arrangements, we will need to implement indirect distribution arrangements that afford us broad exposure to significant numbers of potential subscribers, and we will need the other parties to those arrangements to cooperate with us in distributing our services to their customers. If we are unable to accomplish those objectives, then we may not achieve future revenue growth, and our results of operations will be adversely affected.

If telecommunications customers integrate their landline and mobile services at a rate that is slower than what we predict, then we may experience delays in realizing growth in revenues and profitability from our services.

Our services allow users to integrate their landline telephone services with their other telecommunications services (e.g. mobile). We believe that there is an opportunity for the marketing and distribution of our services because of that integration, or “convergence,” of telecommunication services. We therefore have decided to devote substantial resources to indirect marketing and distribution of our services. If the pace of that convergence of landline and other telecommunications services unfolds more slowly than we currently foresee it occurring, then the proportion of mass market consumers who are ready to subscribe for our mobile services may be much smaller than is necessary to support substantial growth in our revenues and profitability. If the proportion of consumers who subscribe for our services is correspondingly lower, then our results of operations and financial condition will be adversely affected.

Because we are unable to predict with precision the rate at which we will acquire paying subscribers for our services through the indirect distribution relationships that we will be emphasizing, our results of operations may be correspondingly less predictable, our stock price therefore may be more volatile, and our stockholders may suffer losses.

From our legacy business, which involved the direct marketing and distribution of our services to customers, we have assembled a substantial amount of data that allowed us to predict our subscriber counts, revenues, and profits in that legacy business with some reliability. As our business increasingly emphasizes the delivery of our services through indirect distribution relationships, however, we will be operating without historical data that would allow us to predict with any precision the rate at which our services will be accepted by consumers or the prices at which consumers may be willing to subscribe for those services. Consequently, we may experience significantly greater swings in our revenues and profitability than in the past, our stock price may become increasingly volatile, and our stockholders may realize losses in the value of their shares.

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

We are dependent upon billing arrangements with regional telephone companies for collecting fees from many of our landline subscribers.

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

We rely upon the Internet and other networks controlled by third parties to provide our services, and if we are not able to maintain access to these networks at reasonable rates, we may not be able to profitably provide our services.

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

We received a letter from America Online, Inc., or AOL, in September 2004 in which AOL offered to discuss with us a license to U. S. Patent No. 5,809,128, “Method and apparatus permitting notification and control of blocked incoming calls over a data network,” or the `128 patent, and implying that our services may infringe the `128 patent. In 2000 and 2001, we had periodically discussed a license for the `128 patent with Infointeractive Services, the company that owned the `128 patent and was subsequently acquired by AOL. We have received an opinion of counsel that our operations did not and do not infringe the `128 patent, although we can offer no assurance that a court would agree with that opinion. AOL has substantial resources, and may elect to assert a claim that our operations infringe the `128 patent. If such a claim is asserted and we are unable to resolve the matter by agreement, then we would likely incur substantial attorneys’ fees to defend against any such claim. The outcome of any such claim is uncertain, and an adverse judgment would likely have a material adverse impact upon our business and results of operations.

On August 24, 2004, j2 Global Communications, Inc., or j2, filed a complaint against the Company in the United States District Court for the Central District of California alleging that the Company’s operations infringe U. S. Patent No. 6,350,066, or the `066 patent. j2’s complaint seeks unspecified damages and permanent injunctive relief, among other relief. On December 30, 2004, j2 filed a first amended complaint, alleging that in addition to infringing the ‘066 patent, the Company infringes U. S. Patent Nos. 6,564,321, or the `321 patent, and 6,208,638, or the `638 patent. On January 31, 2005, the Company filed its response to the first amended complaint, denying the allegations of the complaint and alleging affirmative defenses to the complaint. On April 21, 2005, j2 filed a second amended complaint, alleging that the Company infringes the claims of U.S. Patent No. 6,857,074, or the `074 patent. On May 10, 2005, the Company filed its response to the second amended complaint, denying the allegations of the complaint and alleging affirmative defenses to the complaint. On December 15, 2006, a Markman hearing was held in the case. Before any order issued from that hearing, however, on January 11, 2006, the Court stayed the action pending reexamination of some of the patents in the United States Patent and Trademark Office, or USTPO. It is unclear what the duration of that stay will be. Although the Company is confident that it does not infringe the asserted patents, if the USPTO affirms the validity of the patents and trial resumes, then the Company’s efforts to defend against j2’s assertions will be expensive and time-consuming.

The Company in October 2004 received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone System,” or the `694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the `266 patent. On January 19, 2005, the Company filed in the United States District Court for the Central District of California an action for declaratory relief, in which the Company is seeking to have the court declare that the Company does not infringe the `694 patent or the `266 patent. The Company has received an opinion of counsel that the Company’s operations do not infringe `694 patent or `266 patent, although the Company can offer no assurance that a court would agree with that opinion. Web Telephony has filed a motion to dismiss the complaint, alleging that the court lacks personal jurisdiction over Web Telephony. The Company filed a First Amended Complaint on May 2, 2005, adding a cause of action for interference with prospective economic advantage. Web Telephony filed an Answer to the First Amended Complaint on September 6, 2005, and counterclaimed, alleging infringement of the `694 and `266 patents. A trial date of June 6, 2006, has been set in this case, and the parties are proceeding with discovery. Given the proximity of that trial date, the Company expects that its efforts to defend against Web Telephony’s assertions will be expensive and time-consuming in the current fiscal year.

On July 1, 2005, Catch Curve, Inc., a Delaware corporation, or Catch Curve, filed a complaint against the Company in the United States District Court for the Central District of California (Action No. CV05-4819) alleging that the Company’s operations infringe U.S. Patents No 6,785,021, or the `021 Patent, U.S. Patent No. 6,643,034, or the `034 Patent, U.S. Patent No. 5,291,302, or the `302 Patent, and U.S. Patent No. 4,994,926, or the `926 Patent. The Company in thereafter filed its answer, denying the allegations and asserting certain counterclaims and affirmative defenses. Catch Curve thereafter filed its answer to those counterclaims, denying the Company’s allegations. A trial date of October 2, 2007, has been set in this case. The Company has received from intellectual property counsel opinions that the Company’s present operations do not infringe the claims of the `021 patent, the `034 patent, the `302 patent, or the `926 patent. By reason thereof, the Company believes that it does not infringe the asserted patents of Catch Curve.

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

Provisions of Delaware law, our certificate of incorporation and our bylaws could make it more difficult for a third party to acquire control of us. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law, which would make it difficult for another party to acquire us without the approval of our board of directors;

•	our certificate of incorporation authorizes our board of directors to issue preferred stock without requiring stockholder approval, and preferred stock could be issued as a defensive measure in response to a takeover proposal; and

•	our certificate of incorporation or bylaws:

•	creates a classified board of directors;

•	prohibits cumulative voting in the election of directors

•	limits the persons who may call special meetings of our stockholders; and

•	imposes advance notice requirements for nominations for election to our board of directors and for proposing matters to be acted upon by our stockholders.

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

Interest rate sensitivity. We had cash and cash equivalents totaling $35.4 million and marketable securities totaling $26.6 million at December 31, 2005, and cash and cash equivalents totaling $27.3 million and marketable securities totaling $27.2 million at December 31, 2004. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents or marketable securities as a result of changes in interest rates. Declines in interest rates, however, will reduce our future interest income.

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

On July 1, 2005, Catch Curve, Inc., a Delaware corporation, or Catch Curve, filed a complaint against the Company in the United States District Court for the Central District of California (Action No. CV05-4819) alleging that the Company’s operations infringe U.S. Patents No 6,785,021, or the `021 Patent, U.S. Patent No. 6,643,034, or the `034 Patent, U.S. Patent No. 5,291,302, or the `302 Patent, and U.S. Patent No. 4,994,926, or the `926 Patent. The Company thereafter filed its answer, denying the allegations and asserting certain counterclaims and affirmative defenses. Catch Curve thereafter filed its answer to those counterclaims, denying the Company’s allegations. A trial date of October 2, 2007, has been set in this case. The Company has received from intellectual property counsel opinions that the Company’s present operations do not infringe the claims of the `021 patent, the `034 patent, the `302 patent, or the `926 patent. By reason thereof, we presently do not believe it is probable that we will suffer a material loss. However, it is premature to reach any definitive conclusions in that regard.

On August 24, 2004, j2 Global Communications, Inc., or j2, filed a complaint against the Company in the United States District Court for the Central District of California alleging that the Company’s operations infringe U. S. Patent No. 6,350,066, or the `066 patent. j2’s complaint seeks unspecified damages and permanent injunctive relief, among other relief. On December 30, 2004, j2 filed a first amended complaint, alleging that in addition to infringing the ‘066 patent, the Company infringes U. S. Patent Nos. 6,564,321, or the `321 patent, and 6,208,638, or the `638 patent. On January 31, 2005, the Company filed its response to the first amended complaint, denying the allegations of the complaint and alleging affirmative defenses to the complaint. On April 21, 2005, j2 filed a second amended complaint, alleging that the Company infringes the claims of U.S. Patent No. 6,857,074, or the `074 patent. On May 10, 2005, the Company filed its response to the second amended complaint, denying the allegations of the complaint and alleging affirmative defenses to the complaint. On December 15, 2006, a Markman hearing was held in the case. Before any order issued from that hearing, however, on January 11, 2006, the Court stayed the action pending reexamination of some of the patents in the United States Patent and Trademark Office, or USTPO. We have received from intellectual property counsel opinions that our present operations do not infringe the claims of the `066 patent, the `638 patent, the `321 patent, or the `074 patent. By reason thereof, we presently do not believe it is probable that we will suffer, by reason of such litigation, a material loss. However, it is premature to reach any definitive conclusions in that regard.

The Company in October 2004 received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone System,” or the `694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the `266 patent. On January 19, 2005, the Company filed in the United States District Court for the Central District of California an action for declaratory relief, in which the Company is seeking to have the court declare that the Company does not infringe the `694 patent or the `266 patent. Web Telephony has filed a motion to dismiss the complaint, alleging that the court lacks personal jurisdiction over Web Telephony. The Company filed a First Amended Complaint on May 2, 2005, adding a cause of action for interference with prospective economic advantage. Web Telephony filed an Answer to the First Amended Complaint on September 6, 2005, and counterclaimed, alleging infringement of the `694 and `266 patents. A trial date of June 6, 2006, has been set in this case, and the parties are proceeding with discovery. Given the proximity of that trial date, the Company expects that its efforts to defend against Web Telephony’s assertions will be expensive and time-consuming in the current fiscal year. Our intellectual property counsel has issued to us an opinion that our operations do not infringe the claims of the ‘266 or the ‘694 patents. By reason of the opinion of counsel that we have obtained, we presently do not believe it is probable that we will suffer a material loss by reason of this matter. However, it is premature to reach a definitive conclusion in that regard.

In September 2004, we received a letter from America Online, Inc., in which AOL offered to grant to us a license to U.S. Patent No. 5,809,128, or the `128 patent. We and AOL are engaged in business discussions at the present time, and it is unclear how those negotiations will be concluded. We have received from intellectual property counsel an opinion that our operations do not infringe the claims of the `128 patent. By reason thereof, we presently do not believe it is probable that we will suffer a material loss by reason of this matter, although it is premature to reach a definitive conclusion in that regard.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Use of Proceeds

On October 5, 2004, we closed the sale of 4,000,000 shares of our common stock in our initial public offering. The registration statement on Form S-1 (Reg. No. 333-115438) we filed to register our common stock in the offering was declared effective by the SEC on September 29, 2004. After deducting expenses of the offering, we received net offering proceeds of approximately $35.2 million. From the time of receipt, October 5, 2004, through December 31, 2005, we have not used the proceeds of this offering but have invested them into investment grade government agency and corporate debt securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2005 Annual Meeting of Stockholders held on December 13, 2005 (the “Annual Meeting”), our stockholders: (i) elected two Class I Directors each to serve a term to expire in 2008 (Proposal No. 1); (ii) ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 2006 (Proposal No. 2); and (iii) approved an amendment to the Company’s Certificate of Incorporation to limit the liability of directors of the Company to the fullest extent permitted under the Delaware General Corporation Law (Proposal No. 3). The tabulation of votes for each of the proposals is set forth below:

Proposal No. 1

Election of two Class I Directors for a three-year term:

Directors-Class I	Votes For	Votes Withheld
Jeffrey O. Henley	14,400,320	342,616
Michael S. Noling	14,351,820	391,116

Proposal No. 2

Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the 2006 fiscal year:

FOR	AGAINST	ABSTAIN
14,605,923	114,430	22,583

Proposal No. 3

Approval of the amendment to the Company’s Certificate of Incorporation

FOR	AGAINST	ABSTAIN	Broker Non-Vote
14,259,053	364,556	119,327

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date: February 14, 2006	By:	/s/ David F. Hofstatter
David F. Hofstatter,
President and Chief Executive Officer

Date: February 14, 2006	By:	/s/ C. Stephen Cordial
C. Stephen Cordial
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.