Form 10-Q
period 2006-03-31
CALLWAVE INC
filed 2006-05-12
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

At April 17, 2006, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 20,750,486.

CALLWAVE INC.

Form 10-Q

For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALLWAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of March 31, 2006	As of June 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,600	$16,828
Marketable securities	41,702	39,996
Restricted cash	—	335
Accounts receivable; net of allowance for doubtful accounts of $315 and $370	3,819	5,676
Inventory	—	454
Prepaid income tax	179	113
Other current assets	507	476
Total current assets	66,807	63,878
Property and equipment, net	1,772	2,024
Intangible assets-net	546	—

Deferred tax asset	—	2,929
Other assets	66	414

Total assets	$69,191	$69,245

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$839	$801
Accrued payroll	825	1,014
Deferred revenue	287	1,587
Other current liabilities	1,924	1,447

Total current liabilities	$3,875	$4,849
Commitments and contingencies
Stockholders’ equity:
Common stock, $0 par value; 100,000 and 50,000 shares authorized at March 31, 2006 and June 30, 2005, respectively; 20,678 and 19,799 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	71,656	70,296
Deferred compensation	—	(545)
Accumulated comprehensive loss	(103)	(24)
Accumulated deficit	(6,237)	(5,331)

Total stockholders’ equity	65,316	64,396

Total liabilities and stockholders’ equity	$69,191	$69,245

See accompanying notes

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31		For the Nine Months Ended March 31,
	2006	2005	2006	2005
Revenues	$8,801	$11,194	$28,910	$33,908
Cost of sales	3,125	3,017	10,275	9,160
Gross profit	5,676	8,177	18,635	24,748
Operating expenses:
Sales and marketing	2,270	2,748	6,406	7,722
Research and development	1,371	1,778	3,865	5,054
General and administrative	2,959	2,070	7,683	5,151
Impairment of long-lived assets	—	—	243	—

Total operating expenses	6,600	6,596	18,197	17,927

Operating income (loss)	(924)	1,581	438	6,821
Interest income (expense), net	659	344	1,741	661

Income (loss) before income taxes	(265)	1,925	2,179	7,482
Income tax expense (benefit)	156	(347)	3,085	(2,056)

Net income (loss)	$(421)	$2,272	$(906)	$9,538

Net income (loss) per share:
Basic	$(0.02)	$0.12	$(0.04)	$0.63
Diluted	$(0.02)	$0.11	$(0.04)	$0.48
Weighted average common shares outstanding
Basic	20,746	19,377	20,578	15,033
Diluted	21,406	21,331	21,287	20,026

See accompanying notes.

CALLWAVE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(906)	$9,538
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	628	566
Impairment of long-lived assets	253	—
Amortization of deferred compensation	290	185
Non-employee equity based compensation	—	11
Deferred tax asset	2,929	(1,536)
Inventory write off	314	—
Bad debt expense	1,470	929
Changes in operating assets and liabilities:
Restricted Cash	336	—
Accounts receivable, net of bad debt expense	387	(2,511)
Inventory	140	(586)
Prepaid income tax	(67)	(113)
Other assets	317	(152)
Accounts payable	38	(584)
Accrued payroll	(189)	42
Deferred revenues	(1,300)	(793)
Accrued other liabilities	479	499
Income Tax Payable	—	(750)

Net cash provided by operating activities	5,119	4,745
Cash flows from investing activities:
Purchase of Intangible Assets	(550)	—
Purchases of marketable securities	(25,575)	(33,893)
Sales of marketable securities	23,790	—
Purchases of property and equipment	(373)	(546)

Net cash provided by (used in) investing activities	(2,708)	(34,439)
Cash flows from financing activities:
Exercises of stock options and warrants	1,361	1,398
Proceeds from initial public offering	—	37,200
Costs incurred in initial public offering	—	(1,975)

Net cash provided by financing activities	1,361	36,623

Net increase in cash and cash equivalents	3,772	6,929
Cash and cash equivalents at beginning of the period	16,828	6,187

Cash and cash equivalents at end of the period	$20,600	$13,116

Supplemental disclosures of cash flow information
Cash paid for Income taxes	—	343
Supplemental schedule of non-cash transactions
Equity based deferred compensation	$545	$493

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

In addition to the direct relationship that the Company has with the majority of its paid subscribers, the Company also has channel relationship agreements with Internet service providers (ISPs), telephone service providers and other companies whereby those companies’ customers are offered a co-branded subscription service. When the agreement provides that the Company is the party responsible for providing the service, has control over the fees charged to customers and bears the credit risk, the Company records the gross amount billed as revenue in accordance with Emerging Issues Task Force 99-19 (EITF 99-19), Reporting Revenues Gross as a Principal Versus Net as an Agent. When the agreement provides that CallWave receive a net payment from those companies, based upon the number of their customers registered for CallWave’s services, CallWave records the net amount received from those companies as revenue in accordance with EITF 99-19.

In the third quarter of fiscal 2005, the Company purchased prepaid phones and phone cards with the intention of reselling them with a 30-day free trial of CallWave’s application-based services and entered into an agreement to sell a portion of these prepaid phones and phone cards to a distributor. Revenue from the sale of prepaid phones and phone cards is recognized when the SAB 104 criteria are met. The Company recognizes sales to this distributor on a sell-through basis and when the cash is collected from the distributor. The Company recognized $225,000 of revenue related to the sale to this distributor in the nine months ended March 31, 2006.

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

Comprehensive income (loss): Comprehensive net income (loss) was ($985,000) and $9,492,000 for the nine months ended March 31, 2006 and 2005, respectively. The comprehensive net income differs from the net income by the net unrealized gain or loss on short-term investments.

Inventories: Inventories consist of finished goods and are stated at the lower of cost or market, cost being determined under the first-in, first-out method. Inventory at March 31, 2006 and June 30, 2005 consisted of the following:

	March 31, 2006	June 30, 2005
CallWave inventory	$—	$243,000
Inventory at distributors	60,000	286,000
Valuation Allowance	(60,000)	(75,000)

Total inventory	$—	$454,000

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

Concentrations of credit risk—The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The receivable from the vendor at March 31, 2006 and June 30, 2005 was $3,626,000 and $5,517,000, respectively.

The Company’s cash balances at financial institutions exceed the maximum amounts insured by the Federal Deposit Insurance Corporation.

Intangible assets — In March, 2006, the Company entered into a license agreements with Web Telephony, Inc., to use certain patent rights for $0.5 million in cash. The license payment was allocated to intangible assets. In January, 2006 the Company entered into a license agreement with an independent software company to use certain software programs and related intellectual property in CallWave’s products. The Company will amortize the cost of these intangible assets on a straight-line basis over the life of the licenses.

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

For the three and nine month periods ended March 31, 2006, potential common shares resulting from outstanding options and warrants were not included in the diluted earnings per share calculation as their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(unaudited, in thousands except per share data)
Basic and diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$(421)	$2,272	$(906)	$9,538

Weighted-average common shares outstanding	20,746	19,377	20,578	15,033
Effect of dilutive securities:
Stock options and warrants	—	1,954	—	2,177
Convertible preferred shares	—	—	—	2,816

Weighted-average common shares outstanding for diluted calculation	20,746	21,331	20,578	20,026

Net income (loss) per share:
Basic	$(0.02)	$0.12	$(0.04)	$0.63
Diluted	$(0.02)	$0.11	$(0.04)	$0.48

Options to purchase 508,276 and 292,000 shares with exercise prices equal to or greater than the average fair value of common stock were outstanding during the nine months ended March 31, 2006 and 2005, respectively. These options were also excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

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

3. Stockholders’ Equity

Common Stock

As of March 31, 2006, the Company is authorized to issue 100,000,000 shares of common stock. As of March 31, 2006, 2,399,000 shares of common stock are reserved for the 120,000 warrants and 2,168,000 stock options issued and outstanding.

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

Warrants

As of March 31, 2006, the Company has issued and outstanding warrants to purchase up to 120,000 shares of common stock at exercise prices of between $0.55 - $4.00. The Company had 293,000 warrants issued and outstanding at June 30, 2005, and 173,000 warrants were exercised during the nine months ended March 31, 2006.

4. Share-Based Payments

FAS 123(R) Adoption

At March 31, 2006 the Company has three stock-based employee compensation plans which are described more fully below. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended September 30, 2005 includes the compensation expense that had been recognized under FAS 123 reduced by the amount of (a) estimated forfeitures related to the share-based payments granted prior to, but not yet vested as of July 1, 2005, and (b) estimated forfeitures for all share based payments granted subsequent to July 1, 2005. Results for prior periods have not been restated.

As a result of adopting FAS 123(R) on July 1, 2005, the Company’s income (loss) before income taxes and net income (loss) for the three and nine months ended March 31, 2006, are $57,000 and $100,000, respectively, higher than if it had continued to account for forfeitures as they occurred which was permissible under FAS 123 but not under FAS 123(R).

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

Stock Option Plans

At March 31, 2006, the Company has three share-based compensation plans, which are described below. Compensation cost that has been charged to expense for those plans was $81,000 and $71,000 for the three months ended March 31, 2006 and 2005, respectively.

The Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. Shares reserved under these plans at March 31, 2006, consist of 1,700,000 shares, 2,250,000 shares and 1,350,000 shares authorized of which 874,807, 977,036 and 316,570 options are outstanding under the 2004, 2000 and 1999 Option Plans, respectively.

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

	Three Months Ended March 31,		Nine-Months Ended March 31,
	2006	2005	2006	2005
Weighted average fair value of stock options granted	$4.73	$5.49	$4.47	$1.89
Risk free interest rate	4.60%	4.22%	3.89%	4.27%
Expected life (in years)	4.0	4.0	4.0	4.0
Expected volatility	50.0%	50.0%	50.0%	4.92%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

A summary of option activity under the plans as of March 31, 2006, and changes during the quarter and nine months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Balance June 30, 2005	2,502,189	$3.48
Options granted	672,826	4.45
Options exercised	(669,682)	1.66
Options forfeited or expired	(226,460)	7.77

Balance December 31, 2005	2,278,873	$3.88
Options granted	39,000	4.73
Options exercised	(48,488)	1.66
Options forfeited or expired	(88,081)	9.33

Balance March 31, 2006	2,181,304	$3.72	5.40	$2,874,965

Exercisable at March 31, 2006	1,186,028	$2.96	5.49	$1,933,002

The total intrinsic value of options exercised during the nine months ended March 31, 2006 and 2005 was $111,145 and $107,303, respectively.

A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the nine month period ended March 31, 2006, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested Shares
Nonvested at July 1, 2005	828,737	$1.36
Granted	672,826	1.94
Vested	(197,820)	1.27
Forfeited	(224,239)	1.64

Nonvested at December 31, 2005	1,079,504	$1.17
Granted	39,000	4.73
Vested	(112,670)	2.50
Forfeited	(11,895)	5.75

Nonvested at March 31, 2006	993,939	$1.10

As of March 31, 2006, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the nine months ended March 31, 2006 was $532,906.

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

6. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases. Rental expense under operating lease agreements was $157,000 and $118,000 for the three months ended March 31, 2006 and 2005, respectively, and $355,000 and $355,000 for the nine months ended March 31, 2006 and 2005, respectively.

Future minimum commitments remaining under these agreements as of March 31, 2006, are as follows:

Minimum Commitment
(in thousands)
Fiscal Year Ending June 30:
2006	$185
2007	759
2008	746
2009	530
2010	531
2011	44

Other Commitments and Contingencies

The Company has long-distance service agreements with four carriers. As of March 31, 2006, minimum obligations under these agreements due within one year total $1.5 million. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of March 31, 2006, minimum obligations due within one year under agreements with providers of billing and collection services total $119,000.

The Company and its subsidiaries are subject to certain claims and may encounter future legal claims in the normal course of business. In the opinion of the Company’s management, the resolution of existing legal claims are not expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows. See Note 8 for additional discussion of litigation.

7. Income Taxes

The provision for income taxes consists of the following for each of the periods ended:

	Three Months Ended March 31			Nine Months Ended March 31,
	2006	2005		2006	2005
Current federal provision	$103		$(100)	$102	$442
Current state	53		(100)	54	68
Deferred (benefit)	—		(147)	2,929	(2,566)

	$156	$	$(347)	$3,085	$(2,056)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Use of net operating loss and other carry forwards are limited by the “change of ownership” rules described below. Due to the uncertainty surrounding the timing of realizing the benefits of its NOLs and other favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The valuation allowance increased by approximately $129,000 during the quarter ended March 31, 2006.

As of March 31, 2006, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $4.3 million and $15.7 million, respectively. The losses begin to expire in fiscal year 2009 if unused. In addition, the Company has available tax credit carryforwards of approximately $1.4 million and $0.5 million for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2028. California tax credits can be carried over indefinitely.

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

8. Litigation

On August 24, 2004, j2 Global Communications, Inc., or j2, filed a complaint against the Company in the United States District Court for the Central District of California alleging that the Company’s operations infringe U. S. Patent No. 6,350,066, or the `066 patent. j2’s complaint seeks unspecified damages and permanent injunctive relief, among other relief. On September 14, 2004, the Company filed its response to the complaint, denying the allegations of the complaint and alleging affirmative defenses to the complaint. On

December 30, 2004, j2 filed a first amended complaint, alleging that in addition to infringing the ‘066 patent, the Company infringes U. S. Patent Nos. 6,564,321, or the `321 patent, and 6,208,638, or the `638 patent. On January 31, 2005, the Company filed its response to the first amended complaint, denying the allegations of the complaint and alleging affirmative defenses to the complaint. On April 21, 2005, j2 filed a second amended complaint, alleging that the Company infringes the claims of U.S. Patent No. 6,857,074, or the `074 patent. On May 10, 2005, the Company filed its response to the second amended complaint, denying the allegations of the complaint and alleging affirmative defenses to the complaint. On December 15, 2005, a Markman hearing was held in the case. Before any order issued from that hearing, however, on January 11, 2006, the Court stayed the action pending reexamination of some of the patents in the United States Patent and Trademark Office, or USTPO. It is unclear what the duration of that stay will be. The Company’s intellectual property counsel has provided to the Company opinions that the Company does not infringe the claims of the asserted patents. By reason of those opinions, the Company does not believe that it infringes the claims of those patents. However, if the USPTO affirms the validity of the patents and trial resumes, then the Company’s efforts to defend against j2’s assertions will be expensive and time-consuming.

The Company in October 2004 received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone System,” or the `694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the `266 patent. On January 19, 2005, the Company filed in the United States District Court for the Central District of California an action for declaratory relief, in which the Company sought to have the court declare that the Company does not infringe the `694 patent or the `266 patent. Web Telephony subsequently counterclaimed, alleging infringement of the `694 and `266 patents. Effective March 28, 2006, the Company and Web Telephony executed a definitive settlement agreement under which the parties waived all claims against each other with respect to the ‘694 and the ‘266 patents, and Web Telephone granted to the Company a worldwide, fully paid-up, nonexclusive license entitling the Company to practice the claims of the ‘694 and the ‘266 patents. The parties, by stipulation, subsequently dismissed the litigation.

On July 1, 2005, Catch Curve, Inc., or Catch Curve, filed a complaint against the Company in the United States District Court for the Central District of California, alleging that the Company’s operations infringe U.S. Patents No. 6,785,021, or the `021 Patent, U.S. Patent No. 6,643,034, or the `034 Patent, U.S. Patent No. 5,291,302, or the `302 Patent, and U.S. Patent No. 4,994,926, or the `926 Patent. The Company thereafter filed its answer, denying the allegations and asserting certain counterclaims and affirmative defenses. Catch Curve thereafter filed its answer to those counterclaims, denying the Company’s allegations. A trial date of October 2, 2007, has been set in this case. The Company has received from intellectual property counsel opinions that the Company’s present operations do not infringe the claims of the `021 patent, the `034 patent, the `302 patent, or the `926 patent. By reason thereof, we presently do not believe it is probable that we will suffer, by reason of such litigation, a material loss. However, it is premature to reach any definitive conclusions in that regard.

In the event of an adverse result in the j2 litigation, the Catch Curve litigation, or in any other litigation between the Company and third parties that may arise in the future with respect to intellectual property rights relevant to the Company’s services, the Company could be required to pay substantial damages, including treble damages if a court determines that the Company has willfully infringed a third party’s patent rights, to cease the use and sale of infringing services, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. The Company cannot be certain that licenses will be available on commercially reasonable terms, or at all, from j2 or Catch Curve, or any third party that has such intellectual property claims against us. In addition, litigation frequently involves substantial expenditures and can require significant management attention even if the Company ultimately prevails. Accordingly, the Company cannot predict whether the j2 litigation or the Catch Curve litigation will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. Due to the early stage of these two actions, and because neither j2 nor Catch Curve has sought specified damages, the Company cannot determine with precision the outcome of the litigation or any costs or payments resulting from the litigation or the settlement of any of those actions. Accordingly, no provision for any loss which may result from the j2 litigation or the Catch Curve litigation has been recorded in the accompanying financial statements. In addition, the Company and its subsidiary in the future may encounter legal claims in the normal course of business. In the opinion of the Company, the costs associated with the resolution of existing legal claims cannot be precisely estimated at this time, and the Company has not yet determined whether such costs will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

Overview

Historically, we have provided application services on a subscription basis that add features and enhanced functionality to the telecommunications services used by mainstream consumers and small and home offices. Our software-based services are delivered on our proprietary Enhanced Services Platform, which allows subscribers to manage calls across existing landline, mobile and Internet networks. As of March 31, 2006, we had approximately 763,000 total subscribers for these application services. Because our services improve the utilization of existing telecommunications services by our subscribers, we believe that our application services complement the efforts of landline, mobile and Internet service providers to reduce their subscriber churn. This has allowed us to establish cooperative relationships with network service providers.

In the fourth quarter of fiscal 2005, we began test marketing a new mobile product that was officially launched in the first quarter of fiscal 2006. We provide mobile subscribers with subsidized cell phones in the first month of service. As of March 31, 2006, we had approximately 10,000 paying subscribers for the mobile service. We account for the cell phones and fulfillment expenses as cost of sales which affects our gross margin.

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

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and negotiate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $315,000 as of March 31, 2006, approximately 15% less than the balance as of June 30, 2005. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies.

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

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable cost, cost being determined under the first-in, first-out method. As described above, we changed our marketing strategy for the CallWave for Mobile services to give prepaid cell phones to customers at no cost if they register for a one month trial subscription and reimburse our shipping and handling costs. As we are no longer selling these phones, they are not included in inventory. At March 31, 2006, the inventory balance approximates $60,000 and consists of phone cards sold to a distributor and accounted for on a sell-through basis. We have recorded an impairment allowance against inventory in an equal amount as very few of these cards have been sold through to customers. Management’s judgment is required in determining net realizable value and the extent of any impairment to our inventory. Judgment is also required in determining the collectibility of amounts that are due from our distributors as a result of selling our inventory through to end customers.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At March 31, 2006, we had deferred tax assets of $5.4 million. Due to the uncertainty of realizing these deferred tax assets, we have maintained a full valuation allowance as an offset against the deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as the amount, limitation, and expiration of loss carryforwards and tax credits which begin expiring in 2009. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. Management has determined that it is more likely than not that no deferred tax assets will be realized within the 2006 and 2007 fiscal years. We will continue to assess the likelihood of realization of such assets. As future events and estimates change, we will adjust the valuation allowance pursuant to SFAS 109, if necessary, which may impact the tax provision or equity or both.

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

Results of Operations

The following tables set forth our statement of operations data for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Statement of Operations Data:
Revenues	$8,801	$11,194	$28,910	$33,908
Cost of sales	3,125	3,017	10,275	9,160

Gross profit	5,676	8,177	18,635	24,748
Operating expenses:
Sales and marketing	2,270	2,748	6,406	7,722
Research and development	1,371	1,778	3,865	5,054
General and administrative	2,959	2,070	7,683	5,151
Impairment of long-lived assets	—	—	243	—

Total operating expenses	6,600	6,596	18,197	17,927

Operating income	(924)	1,581	438	6,821
Interest income (expense), net	659	344	1,741	861

Income before income taxes	(265)	1,925	2,179	7,482
Income tax expense (benefit)	156	(347)	3,085	(2,056)

Net income (loss)	$(421)	$2,272	$(906)	$9,538

Three Months Ended March 31, 2006 and March 31, 2005

Revenues.

Revenues were $8,801,000 for the three months ended March 31, 2006, compared to $11,194,000 for the three months ended March 31, 2005, a decrease of $2,393,000, or 21%. Direct subscription revenues were $8,109,000, for the three months ended March 31, 2006, representing 92% of revenues, compared to $10,643,000, for the three months ended March 31, 2005, representing 95% of revenues, a decrease of $2,534,000 or 24%. Revenues from our indirect channel partnerships were $692,000 or 8% of total revenue for the three months ended March 31, 2006, compared to $551,000 for the comparable period at March 31, 2005, an increase of $141,000 or 26%. We continued to shift our focus to indirect channel partnerships which results in recording net revenues rather than gross and was the primary cause of our revenue decline.

Cost of sales. Cost of sales was $3,125,000 for the three months ended March 31, 2006, compared to $3,017,000 for the three months ended March 31, 2005, an increase of $108,000, or 4%. Cost of sales declined along with revenues and number of direct customers, but was off-set by increasing expenditures for acquisition of mobile customers. As a result of our focus change to indirect channel partnerships, direct channel billing fees decreased to $1,280,000, for the three months ended March 31, 2006, compared to $1,549,000 for the three months ended March 31, 2005, or 17%. Costs for mobile phone handsets and fulfillment related expenses are charged to cost of sales, net of customer re-imbursement for freight and handling. The rising mix of lower priced indirect customers combined with the cost of mobile customer acquisition reduced our gross margin from 73% for the months ended March 31, 2005, to 64% for the three months ended March 31, 2006.

Sales and marketing. Sales and marketing expenses were $2,270,000, or 26% of revenues, for the three months ended March 31, 2006, compared to $2,748,000, or 25% of revenues, for the three months ended March 31, 2005, a decrease of $478,000. Sales and marketing expenses decreased due to reduced customer acquisition spend of $1,141,000 offset by increased personnel costs of $143,000 and additional expenses related to our call center of $490,000. Previously, the call center performed a technical support role and its expenses were allocated across all three operating expense categories. The focus of our call center has shifted from technical support to landline customer retention and the related costs are now charged to sales and marketing.

Research and development. Research and development expenses were $1,371,000, or 16% of revenues, for the three months ended March 31, 2006, compared to $1,778,000, or 16% of revenues, for the three months ended March 31, 2005, a decrease of $407,000, or 23%.

The decrease in research and development expenses was due to the shift in focus and in costs of the call center to sales and marketing which reduced research and development costs by $363,000. This decrease was partially offset by the write-off of the unamortized cost of a license totaling $102,000 as a determination was made not to pursue use of the technology.

General and administrative. General and administrative expenses were $2,959,000, or 34% of revenues for the three months ended March 31, 2006, compared to $2,070,000, or 18% of revenues, for the three months ended March 31, 2005, an increase of $889,000, or 43%. The increase in general and administrative expenses was due to an increase in legal expenses related to litigation, personnel or employee related costs.

Income tax provision. We recognized an income tax provision for the three months ended March 31, 2006 and an income tax benefit for the three months ended March 31, 2005 of $156,000 and $(347,000), respectively Pursuant to FAS 109, the Company is required to evaluate the amounts of deferred tax and other related tax accounts of the balance sheet. As part of this analysis, the Company recorded a tax provision of $156,000 in the quarter. Any changes to the tax liability account in the 4th quarter will be expensed to the tax provision in that quarter.

Net income (loss). The net loss was $(421,000) for the three months ended March 31, 2006, compared to net income of $2,272,000 for the three months ended March 31, 2005. The shifting focus on indirect customers reduced profits by $100,000, and combined with $890,000 increasing in litigation related legal costs and $503,000 increase in tax provisions to reduce net profits by $2,693,000 or 119% from the same period last year.

Nine months Ended March 31, 2006 and March 31, 2005

Revenues. Revenues were $28,910,000 for the nine months ended March 31, 2006, compared to $33,908,000 for the nine months ended March 31, 2005, a decrease of $4,998,000, or 15%. We shifted our focus to indirect channel partnerships which results in recording net revenues rather than gross and lower prices overall. Direct subscription revenues were $27,010,000, for the nine months ended March 31, 2006, representing 93% of revenues, compared to $32,590,000, for the nine months ended March 31, 2005, representing 96% of revenues, a decrease of $5,580,000 or 17%. Revenues from our indirect channel partnerships were $1,900,000 or 7% of total revenue for the nine months ended March 31, 2006, compared to $1,318,000 for the comparable period at March 31, 2005, an increase of $582,000 or 44%. Lower prices attributed to the shifting subscriber mix resulted in a $3,600,000 decrease in revenue during the nine months ended March 31, 2006 as compared to the same period last year. In addition our average total subscriber base declined from 856,000 in the nine months ended March 31, 2005 to approximately 763,000 in the current period, thus reducing revenues $1,400,000.

Cost of sales. Cost of sales was $10,275,000 for the nine months ended March 31, 2006, compared to $9,160,000 for the nine months ended March 31, 2005, an increase of $1,115,000, or 12%. Cost of sales increased as mobile customer acquisition costs of $1,200,000 including the cost of mobile phones and fulfillment expenses, are charged to cost of sales. As a result, our gross margins decreased from 73% for the nine months ended March 31, 2005 to 64% for the nine months ended March 31, 2006.

Sales and marketing. Sales and marketing expenses were $6,406,000, or 22% of revenues, for the nine months ended March 31, 2006, compared to $7,722,000, or 23% of revenues, for the nine months ended March 31, 2005, a decrease of $1,316,000. Sales and marketing expenses decreased due to reduced customer acquisition spend of $3,810,000 offset by additional expenses related to the reclassification of costs related to our call center of $989,000, increased personnel costs of $529,000 and increased public relations costs of $95,000. Previously, the call center performed a technical support role and its expenses were allocated across all three operating expense categories. The focus of our call center has shifted from technical support to landline customer retention and the related costs are now charged to sales and marketing.

Research and development. Research and development expenses were $3,865,000, or 13% of revenues, for the nine months ended March 31, 2006, compared to $5,054,000, or 15% of revenues, for the nine months ended March 31, 2005, a decrease of $1,189,000, or 23%. The decrease in research and development expenses was due primarily to the shift in focus and in costs of the call center to sales and marketing which reduced research and development costs by $724,000.

General and administrative. General and administrative expenses were $7,683,000, or 27% of revenues for the nine months ended March 31, 2006, compared to $5,151,000, or 15% of revenues, for the nine months ended March 31, 2005, an increase of $2,532,000, or 49%. The increase in general and administrative expenses was due primarily to an increase in accounting and legal, bad debt, insurance, investor relations, and employee-related costs. Specifically, personnel costs increased $210,000, insurance costs increased $140,000 (primarily directors & officers liability insurance), litigation related legal costs increased $1,215,000 and bad debts expense increased $542,000 in the nine months ended March 31, 2006 as compared to the same period in 2005. The increase in bad debts expense is attributable to a higher local exchange carrier (LEC) reject rate in the nine months ended March 31, 2006, and the increase in personnel costs is due to increased finance staff necessary to meet the needs of a public company.

Impairment loss. In the nine months ended March 31, 2006, we determined based on an analysis of future cash flows that our investment in and receivable from a company in which we had a minority interest was other than temporarily impaired. Accordingly, we recorded an impairment loss in the amount of $253,000 which was partially offset by a gain of $10,000 on the sale of an asset that had previously been written off.

Income tax provision. We recognized an income tax provision for the nine months ended March 31, 2006 and an income tax benefit for the nine months ended March 31, 2005 of $3,085,000 and $(2,056,000), respectively. In prior periods we have recognized a tax provision benefit related to the reduction of the valuation allowance associated with the deferred tax asset. During the nine months ended March 31, 2006, the Company recorded a full valuation allowance against its deferred tax asset of $5.4 million reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to offset income taxes payable as we currently project six quarters of losses due to investing in the indirect channel partnership opportunity. The tax provision for the nine months ended March 31, 2006 reflects the recording of this valuation allowance. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the valuation balance accordingly.

Net income (loss). The net loss was $(906,000) for the nine months ended March 31, 2006, compared to net income of $9,538,000 for the nine months ended March 31, 2005, a decrease of $10,444,000 or 109%. The decrease in net income was primarily the result of the $5,141,000 increase in our tax provision, $1,215,000 increase in legal costs from litigation, $1,200,000 increased cost of sales related to mobile phones, shifting focus from direct to indirect subscribers reduced profits by $800,000, increased general and administrative cost of $1,520,000 related to operating as a public company, increased bad debt expenses from LEC billings, offset by $1,080,000 of increased interest earned on cash and marketable securities.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities increased $5,478,545 over the comparable balance at June 30, 2005. This increase was caused primarily by cash from operating activities of $5,425,000 and proceeds from exercises of options and warrants of $1,361,000 Although we are currently forecasting losses for the next six quarters of approximately $10 million in the aggregate as a result of investment in indirect channel partnership opportunities, we expect that our cash, cash equivalents and marketable securities of $62,302,000 at March 31, 2006 will be adequate to fund our operations for at least the next twelve months. However, we will reexamine our cash requirements periodically in light of changes in our business.

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

We currently collect the majority of our revenues through billing arrangements in which our subscribers’ regional telephone companies collect our service fees from our subscribers and forward those fees to us. We collect the remainder of our revenues through our subscribers’ credit cards and checks. If the telephone companies terminated those billing arrangements, or if the cost of those arrangements increased significantly, we may be unable to continue to collect a significant portion of our revenues in this manner, and instead would have to collect those revenues through use of subscribers’ credit cards, by having subscriber’s mail checks to us, or by other means. Because many subscribers prefer to pay for our services through their telephone bills, any need to rely upon alternative means to collect a significant portion of our revenues may lead to a loss of a substantial portion of the subscribers who currently pay for our services as part of their monthly bill from their telephone company, a decline in the rate at which we increase the number of our paid subscribers, or significant delinquencies in payments by our subscribers. If we are not able to successfully manage and maintain these billing relationships, our bad debt reserves may increase and we may lose subscribers that prefer paying for our services on their local telephone bill.

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

Other companies or individuals, including our competitors, may claim that we infringe or misappropriate their intellectual property rights. From time to time, third parties have contacted us, asserting that we may infringe their intellectual property rights. For example, in December 2003 and April 2004, a major communications infrastructure company delivered to one of our distributor’s two letters, in which we were not named, offering to negotiate with our distributor a nonexclusive license to certain patents that the infrastructure company believed to be relevant to our service and implying that our service may infringe those patents. As part of this process, we have received a legal opinion from our intellectual property counsel that our services do not infringe the patents of this infrastructure company, although there is no assurance that a court would agree with that opinion.

We received a letter from America Online, Inc., or AOL, in September 2004 in which AOL offered to discuss with us a license to U.S. Patent No. 5,809,128, “Method and apparatus permitting notification and control of blocked incoming calls over a data network,” or the `128 patent, and implying that our services may infringe the `128 patent. In 2000 and 2001, we had periodically discussed a license for the `128 patent with Infointeractive Services, the company that owned the `128 patent and was subsequently acquired by AOL. We have received an opinion of counsel that our operations did not and do not infringe the `128 patent, although we can offer no assurance that a court would agree with that opinion. AOL has substantial resources, and may elect to assert a claim that our operations infringe the `128 patent. If such a claim is asserted and we are unable to resolve the matter by agreement, then we would likely incur substantial attorneys’ fees to defend against any such claim. The outcome of any such claim is uncertain, and an adverse judgment would likely have a material adverse impact upon our business and results of operations.

On August 24, 2004, j2 Global Communications, Inc., or j2, filed a complaint against the Company in the United States District Court for the Central District of California alleging that the Company’s operations infringe U. S. Patent No. 6,350,066, or the `066 patent. j2’s complaint seeks unspecified damages and permanent injunctive relief, among other relief. On September 14, 2004, the Company filed its response to the complaint, denying the allegations of the complaint and alleging affirmative defenses to the complaint. On December 30, 2004, j2 filed a first amended complaint, alleging that in addition to infringing the ‘066 patent, the Company infringes U.S. Patent Nos. 6,564,321, or the `321 patent, and 6,208,638, or the `638 patent. On January 31, 2005, the Company filed its response to the first amended complaint, denying the allegations of the complaint and alleging affirmative defenses to the complaint. On April 21, 2005, j2 filed a second amended complaint, alleging that the Company infringes the claims of U.S. Patent No. 6,857,074, or the `074 patent. On May 10, 2005, the Company filed its response to the second amended complaint, denying the allegations of the complaint and alleging affirmative defenses to the complaint. On December 15, 2005, a Markman hearing was held in the case. Before any order issued from that hearing, however, on January 11, 2006, the Court stayed the action pending reexamination of some of the patents in the United States Patent and Trademark Office, or USTPO. It is unclear what the duration of that stay will be. The Company’s intellectual property counsel has provided to the Company opinions that the Company does not infringe the claims of the asserted patents. By reason of those opinions, the Company does not believe that it infringes the claims of those patents. However, if the USPTO affirms the validity of the patents and trial resumes, then the Company’s efforts to defend against j2’s assertions will be expensive and time-consuming.

The Company in October 2004 received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone System,” or the `694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the `266 patent. On January 19, 2005, the Company filed in the United States District Court for the Central District of California an action for declaratory relief, in which the Company sought to have the court declare that the Company does not infringe the `694 patent or the `266 patent. Web Telephony subsequently counterclaimed, alleging infringement of the `694 and `266 patents. Effective March 28, 2006, the Company and Web Telephony executed a definitive settlement agreement under which the parties waived all claims against each other with respect to the ‘694 and the ‘266 patents, and Web Telephony granted to the Company a worldwide, fully paid-up, nonexclusive license entitling the Company to practice the claims of the ‘694 and the ‘266 patents. The parties, by stipulation, subsequently dismissed the litigation.

On July 1, 2005, Catch Curve, Inc., or Catch Curve, filed a complaint against the Company in the United States District Court for the Central District of California, alleging that the Company’s operations infringe U.S. Patents No. 6,785,021, or the `021 Patent, U.S. Patent No. 6,643,034, or the `034 Patent, U.S. Patent No. 5,291,302, or the `302 Patent, and U.S. Patent No. 4,994,926, or the `926 Patent. The Company thereafter filed its answer, denying the allegations and asserting certain counterclaims and affirmative defenses. Catch Curve thereafter filed its answer to those counterclaims, denying the Company’s allegations. A trial date of October 2, 2007, has been set in this case. The Company has received from intellectual property counsel opinions that the Company’s present operations do not infringe the claims of the `021 patent, the `034 patent, the `302 patent, or the `926 patent. By reason thereof, we presently do not believe it is probable that we will suffer, by reason of such litigation, a material loss. However, it is premature to reach any definitive conclusions in that regard.

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

Interest rate sensitivity. We had cash and cash equivalents totaling $20.6 million and marketable securities totaling $41.7 million at March 31, 2006, and cash and cash equivalents totaling $35.3 million and marketable securities totaling $26.6 million at December 31, 2005. Cash and cash equivalents are held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents or marketable securities as a result of changes in interest rates. Declines in interest rates, however, will reduce our future interest income.

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

During the quarter ended March 31, 2006 we identified a “significant deficiency” in our system of internal controls and operations. The term “significant deficiency,” as defined under standards established by the Public Company Accounting Oversight Board, refers to a control deficiency, or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally acceptable accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

During the quarter ended March 31, 2006 we entered into certain transactions with third parties, but the documentation and other evidence related to certain elements of those transactions were not disclosed to our finance department in a timely manner. All senior executives and members of the business development department have individually certified that all transactions were disclosed to finance department. We intend to revise and enhance our approval matrix and related procedural controls.

Subject to the matters described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 1, 2005, Catch Curve, Inc., or Catch Curve, filed a complaint against the Company in the United States District Court for the Central District of California, alleging that the Company’s operations infringe U.S. Patents No. 6,785,021, or the `021 Patent, U.S. Patent No. 6,643,034, or the `034 Patent, U.S. Patent No. 5,291,302, or the `302 Patent, and U.S. Patent No. 4,994,926, or the `926 Patent. The Company thereafter filed its answer, denying the allegations and asserting certain counterclaims and affirmative defenses. Catch Curve thereafter filed its answer to those counterclaims, denying the Company’s allegations. A trial date of October 2, 2007, has been set in this case. The Company has received from intellectual property counsel opinions that the Company’s present operations do not infringe the claims of the `021 patent, the `034 patent, the `302 patent, or the `926 patent. By reason thereof, we presently do not believe it is probable that we will suffer, by reason of such litigation, a material loss. However, it is premature to reach any definitive conclusions in that regard.

On August 24, 2004, j2 Global Communications, Inc., or j2, filed a complaint against the Company in the United States District Court for the Central District of California alleging that the Company’s operations infringe U. S. Patent No. 6,350,066, or the `066 patent. j2’s complaint seeks unspecified damages and permanent injunctive relief, among other relief. On September 14, 2004, the Company filed its response to the complaint, denying the allegations of the complaint and alleging affirmative defenses to the complaint. On December 30, 2004, j2 filed a first amended complaint, alleging that in addition to infringing the ‘066 patent, the Company infringes U.S. Patent Nos. 6,564,321, or the `321 patent, and 6,208,638, or the `638 patent. On January 31, 2005, the Company filed its response to the first amended complaint, denying the allegations of the complaint and alleging affirmative defenses to the complaint. On April 21, 2005, j2 filed a second amended complaint, alleging that the Company infringes the claims of U.S. Patent No. 6,857,074, or the `074 patent. On May 10, 2005, the Company filed its response to the second amended complaint, denying the allegations of the complaint and alleging affirmative defenses to the complaint. On December 15, 2005, a Markman hearing was held in the case. Before any order issued from that hearing, however, on January 11, 2006, the Court stayed the action pending reexamination of some of the patents in the United States Patent and Trademark Office, or USTPO. We have received from intellectual property counsel opinions that our present operations do not infringe the claims of the `066 patent, the `638 patent, the `321 patent, or the `074 patent. By reason thereof, we presently do not believe it is probable that we will suffer, by reason of such litigation, a material loss. However, it is premature to reach any definitive conclusions in that regard.

The Company in October 2004 received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone System,” or the `694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the `266 patent. On January 19, 2005, the Company filed in the United States District Court for the Central District of California an action for declaratory relief, in which the Company sought to have the court declare that the Company does not infringe the `694 patent or the `266 patent. Web Telephony subsequently counterclaimed, alleging infringement of the `694 and `266 patents. Effective March 28, 2006, the Company and Web Telephony executed a definitive settlement agreement under which the parties waived all claims against each other with respect to the ‘694 and the ‘266 patents, and Web Telephony granted to the Company a worldwide, fully paid-up, nonexclusive license entitling the Company to practice the claims of the ‘694 and the ‘266 patents. The parties, by stipulation, subsequently dismissed the litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation.[1]

10.1	Amended and Restated Employment Agreement by and between David F. Hofstatter and the Registrant dated April 7, 2006.[2]

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on February 14, 2006.
[2]	Incorporated by reference as Exhibit 10.1 on Registrant’s Current Report on Form 8-K, as filed with the Commission on April 10, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date: May 12, 2006	By:	/s/ David F. Hofstatter
David F. Hofstatter,
President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ C. Stephen Cordial
C. Stephen Cordial
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation.[1]

10.1	Amended and Restated Employment Agreement by and between David F. Hofstatter and the Registrant dated April 7, 2006.[2]

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference at Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on February 14, 2006.
[2]	Incorporated by reference as Exhibit 10.1 on Registrant’s Current Report on Form 8-K, as filed with the Commission on April 10, 2006.