Form 10-K
period 2006-06-30
CALLWAVE INC
filed 2006-09-27
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50958

CALLWAVE, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0490995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

136 West Canon Perdido Street, Suite A Santa Barbara, California	93101
(Address of principal executive offices)	(Zip code)

(805) 690-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐                Accelerated Filer  ☐                Non-Accelerated Filer  ☒

[In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on December 30, 2005, more than 5% of the issued and outstanding common stock of the Company are “affiliates” of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 30, 2005 is $31,387,859.

At August 31, 2006, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 20,802,608.

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated therein.

PART I

Item 1. Business

BUSINESS

Industry Background

A decade ago, households and small and home offices typically used a landline telephone as their primary means of communication. The emergence of mobile telephones and the Internet has reshaped the communications and information service markets. Today, both mobile telephones and the Internet are increasingly supplementing and augmenting the use of traditional landline telephones. Mobile telephones and the Internet, which penetrated early adopter markets in the 1990s, have now reached mass-market acceptance with over 182 million wireless subscribers in the United States alone, according to Cellular Telecommunications and Internet Association (CTIA). However, the majority of mainstream users of mobile telephones have retained their existing landlines for a variety of reasons, including the desire to retain their published telephone number, the familiar experience of a traditional telephone, the varying quality of mobile reception in some areas and access to the Internet.

Fueled by the business imperative to create new revenue sources and deliver IP applications and protect their large voice calling communities from emerging competitors such as cable operators and Internet portals, telecommunications service providers are beginning to offer services that combine the benefits of both landline telephones, or fixed, with the flexibility of mobile phones, a trend that is called “fixed-mobile convergence.” As network service providers begin to develop strategies to offer these new services, they are evaluating traditional solutions, such as installing new telecommunications infrastructure or shipping new mobile handsets, as well as non-traditional solutions including software-based “on-demand” solutions. Traditional solutions typically require large capital investments and longer deployment cycles. The “on-demand” model typically requires less capital and operating allocation, greater flexibility, and faster time-to-market because services are provided by a “host”, which eliminates the need for the customer to make capital investments in infrastructure in order to utilize the service.

Company Overview

CallWave is leading a new category of convergence services focused on Phone Companion Software (PCS). Our business strategy encompasses both our traditional direct to consumer model and an “on-demand” application model to support the needs of today’s network service providers.

We provide application services on a subscription basis that add features and functionality to the telecommunications services used by mainstream consumers and small and home offices. Our PCS-based services are delivered on our proprietary Enhanced Services Platform, which allows subscribers to manage calls across their existing landline, mobile and Internet networks. We refer to this process as call-bridging. Our affordable call-bridging services enable subscribers to receive calls on any communications device that is available to them at the time without requiring them to purchase or install additional hardware.

Our Enhanced Services Platform intercepts inbound phone and fax calls to our subscribers and is able to redirect these calls to the devices selected by the subscribers using their existing telecommunications lines. In addition, the Enhanced Services Platform enables us to provide virtual phone and fax numbers to our subscribers who then can publish multiple phone or fax numbers for use with a single phone line. As of June 30, 2006, we had approximately 706,000 paying subscribers for our application services.

Historically, our subscriber base consisted primarily of dial-up subscribers who, before subscribing for our service, had been missing calls while on the internet via their dial up connection. The CallWave Enhanced Service Platform allowed consumers to screen, transfer or intercept incoming calls while their dial-up service connection was in use. As consumers have migrated away from traditional dial up internet connections towards faster and more reliable broadband offerings, we have enhanced our service platform in the direct to consumer arena, mobile carrier and service provider channels.

Our services and offerings improve the utilization of existing telecommunications services by our subscribers. We believe our services and offerings complement the efforts of network service providers to improve revenue per user (“RPU”), reduce churn, create new revenue sources, and protect their calling communities from emerging competitors. We do this by providing IP-enabled applications that are interoperable with current generation landline, mobile and IP networks and devices that can seamlessly migrate to an IMS-enabled environment. This has allowed us to establish cooperative relationships with network service providers that market our “on-demand” model.

The CallWave Solution

We provide enhanced services that facilitate the convergence of fixed and mobile telephone services on a trial or subscription basis to mainstream consumers and small and home offices. Our solution is delivered through our Phone Companion Software (PCS), which is simple to adopt and use, running on a user’s desktop that is a companion to the user’s communication device. Through our proprietary Enhanced Services Platform, the PCS desktop is fully synchronized and interoperable with the end-user’s existing phone number, contacts, call log and voice messages. Our Enhanced Services Platform allows subscribers to bridge calls across existing landline, mobile and Internet networks. This software-based call-bridging service enables subscribers to receive calls on any communications device that is available to them at the time without requiring them to purchase or install additional hardware or get a new telephone number. Additionally, we add value to traditional telecommunications devices by offering services that provide call management and easy to use features.

For example, our platform allows subscribers who cannot answer a call on their home telephone or mobile phone (because either they are unavailable or the line is busy), to screen and accept the call on another device, such as a landline, mobile phone or a personal computer connected to the Internet using voice-over-IP technology. Unlike traditional call-forwarding services, our software allows our subscribers to screen a voicemail in real-time before deciding whether to take the call on their existing landline, mobile or Internet networks, enabling our mass-market subscribers to more effectively manage their personal communications. By screening incoming calls across existing landline, mobile and Internet networks, our subscribers realize greater value from their existing telecommunications services. Our platform also allows mobile phone subscribers to get their voicemail in their email. Unlike traditional mobile voicemail where there is limited opportunity to easily manage the message experience, our software allows our subscribers to get a copy of their mobile voicemail in their email to more easily see and prioritize who has called and then listen, respond, and manage the message accordingly.

Our direct-to-consumer business offers services to customers on a free trial and subscription basis. Customers have the flexibility to pay us for their subscriptions using credit cards, mail-in checks or through their telephone bills. Subscribers register for our service either on our website or on our partners’ websites and download our client software onto their personal computers to utilize our applications. In the future, services may be offered that do not require a download of our client software.

Our “on-demand” solution to service providers delivers IP-enabled applications that are interoperable with current network infrastructures that can seamlessly migrate to an IMS-enabled environment. These applications enable service providers to deliver converged voice services ahead of converged networks, rapidly deployed at a minimal cost, and branded by the service provider.

Our Enhanced Services Platform enables all of our services. We bundle groups of our communications applets together to deliver our services. Each of our service levels includes components of call intercept, management and delivery. We sell our services in three primary product groups: CallWave Home, CallWave Mobile and CallWave Fax.

Certain key aspects of our solutions are common, including:

Affordable application services. Our application services are customized to meet the requirements of cost-conscious mainstream subscribers, without requiring them to purchase additional hardware or telephone lines. We offer flexible service levels, enabling our subscribers to pay for only those applications they need to manage their existing telecommunications services.

Ease of installation and use. We designed our application services to be easy to install on a personal computer and easy to use with minimal behavioral changes. During registration and installation, our software is automatically configured, based on subscribers’ existing communications services. The registration and installation process typically takes only a few minutes. In most cases, we automatically provision our services without subscribers having to call their existing network service providers. Our call-bridging services are delivered over subscribers’ existing communication networks and require no additional hardware and no new telephone number.

Optimized use of existing telecommunications networks and devices. Our software-based service enables real-time connectivity among subscribers’ existing telecommunications services and devices by allowing them to choose where a call is delivered. Our application services also provide users with detailed caller identification information, giving subscribers the choice to take the call or direct it to their preferred and most convenient answering device.

Scalable, reliable and flexible software platform. Our software platform has been designed to scale to support millions of users, to deliver carrier-class reliability and to be sufficiently flexible to address the changing market needs. Our software-based infrastructure and open architecture enable us to efficiently and economically identify and develop new services for our subscribers as they adopt new technologies and desire enhanced functionality from their communication services as well as support IMS and next generation network requirements of service providers.

Complementary to network service providers. Our software platform integrates with and enhances the existing offerings of network service providers and is interoperable with current generation landline, mobile and IP networks and devices that can seamlessly migrate and scale to an IMS-enabled environment.

CallWave Home

Our CallWave Home services have historically generated all of our revenues. These services extend the functionality of our subscribers’ existing telecommunications services by adding easy-to-use enhancements such as real-time voicemail, which allows subscribers to screen a message being left on their landline number from their mobile phone or their Internet-connected personal computer. Our landline services also include virtual telephone numbers that enable our subscribers to receive the benefits of a personalized or dedicated phone number routed to their existing telephone lines, without requiring additional physical phone lines to be installed. Traditionally, telephone numbers have been available only when associated with an additional physical telephone line. Our virtual numbers can be used as personal numbers by subscribers that share their phone lines, often with other family members, and as dedicated business numbers by subscribers who use their lines for multiple purposes, often in a small or home office setting. By forwarding calls placed to these virtual numbers directly to an existing landline telephone, mobile phone or personal computer, we enable our subscribers to receive those calls without requiring a unique new physical telephone line for each virtual number. As a result, multiple virtual numbers can be set up to deliver calls to the same physical landline telephone that might otherwise be shared by multiple people in a household or small business. These services extend the functionality of networks and devices that our subscribers already use by connecting their landline phones to their mobile phones and Internet networks without requiring new equipment at their premises.

We offer three principal levels of CallWave Home service: CallWave Alert, CallWave Messenger and CallWave Connect. Our subscription services range in price from a monthly rate of $1.50 to $9.95 per month for our highest level of service.

CallWave Alert. CallWave Alert is our lowest-priced subscription level. Our CallWave Alert service delivers notifications of calls placed to any of our subscribers’ telephone numbers, even when those lines are not answered or are in use by sending a message to a device of our subscribers’ choosing. CallWave Alert also includes additional telephone and fax numbers, provisioned during installation, as well as limited incoming fax capabilities for personal use.

CallWave Messenger. CallWave Messenger is our mid-level subscription, providing all of the features of CallWave Alert, as well as caller identification and delivery of voice messages, even when subscribers’ lines are in use or are not answered. CallWave Messenger also includes additional telephone and fax numbers, as well as unlimited incoming fax functionality.

CallWave Connect. CallWave Connect is our most feature-rich and high-end service level currently offered. CallWave Connect service enables customers to screen, transfer or receive calls in real-time. Our CallWave Connect also includes additional telephone and fax numbers, as well as unlimited incoming fax functionality.

CallWave Mobile

In the fourth quarter of fiscal year 2005, we launched our services for mobile customers. At the end of fiscal year 2006, our services for mobile customers had generated minimal revenues. During fiscal year 2006, we began offering many of our CallWave Mobile services to customers at no cost in order to build our subscriber base. A monthly subscription service is also offered at $3.95 per month. We intend to offer additional value added services for a fee in the future. Our CallWave Mobile offering provides many of the same services we offer to our CallWave Home customers. However, the technical requirements and some of the value-added services are specific to the needs of mobile users and mobile technology. For example, in some areas, mobile phone call quality is poor and calls are routinely disconnected, or “dropped.” We offer services that allow mobile users to quickly and easily transfer their mobile phone calls to a home or office landline where the call quality is much higher. Additionally, by transferring their mobile phone calls to a landline, mobile customers can in many cases use less of their contracted mobile minutes, thereby “stretching” the number of minutes they subscribe for, and extending the value of their mobile phone contract. The products and services we offer to mobile phone customers include:

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

Mobile Voicemail. Mobile Voicemail allows users to get a copy of their voicemail in their email to see, prioritize, and respond to messages.

CallWave Fax

CallWave Fax utilizes the same Enhanced Services Platform to offer customers personalized fax numbers that deliver faxes to the user’s e-mail account. This provides greater flexibility to customers by allowing them to receive and print faxes from any location where they are connected to a personal computer and allows customers to keep a digital history of all faxes. It also provides financial stability for customers by charging a flat fee of $7.95 for unlimited faxes every month.

Our Strategy

Our objective is to establish ourselves as the leader in the convergence service category of Phone Companion Software (PCS). This desktop software, which is simple to adopt and use, is a voice portal running on the user’s PC. Unlike traditional VoIP services, CallWave’s PCS serves as a companion to the user’s existing mobile or landline phone, providing a more seamless integrated communications experience. Through CallWave’s Enhanced Services Platform, the PCS desktop is fully synchronized and interoperable with the end-user’s existing phone number, contacts, call log and voice messages. The CallWave Enhanced Services Platform is fully scalable to manage other next generation rich media sources. We plan to achieve this objective through a combination of offering services directly to consumers and through strategic partnerships with network service providers.

Invest personnel and marketing resources in the mobile services market. We believe that the market for mobile telephony services will continue to grow at a faster rate than the market for landline telephony services. We intend to focus our marketing efforts on acquiring new mobile subscribers and retaining existing landline customers.

Extend our reach through strategic relationships with network service providers. Today, most of our sales come from direct acquisition of customers through our website. We also have commercial relationships with Internet and telecommunications service providers through which we provide various call-bridging services to their subscribers. In addition, we also maintain online distribution relationships with a number of smaller companies. We intend to develop similar relationships with other network service providers to help us reach a wider range of subscribers, particularly as broadband and voice-over-IP technology are adopted by the mainstream.

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

Continue to follow a subscriber-driven approach to development of new products and offerings. We believe that our large subscriber and hosted platform helps us gain a comprehensive and accurate understanding of the needs, desires and priorities of our subscribers, which is critical to the ongoing success of our business. We also conduct subscriber studies and focus groups to further increase our understanding of our subscribers’ needs, desires and priorities. The information captured through this ongoing research and analysis enables us to better identify subscriber requirements and behavioral patterns and continue to develop new and enhanced communications services that current and potential subscribers in the mainstream market value. This information is also helpful in our efforts to attract new strategic partners. We intend to continue to follow a subscriber-driven approach to product development and marketing.

Provide enhanced communications services for mainstream users. Our software-based platform bridges calls effectively across all mainstream forms of Internet access and across all landline, mobile and Internet service providers. This enables us to provide affordable, value-added communications services to mainstream users without the additional cost of changing providers or purchasing new hardware. We intend to continue to serve the cost-conscious mainstream market across all telecommunications services and devices.

Extend and enhance component applications and service levels. Our centralized software platform gives us the flexibility to design, deploy, test and enhance features and applications quickly and easily. We are able to bundle these component applications rapidly into new service levels. We intend to offer additional applications and service levels to meet the diverse and evolving needs of our existing and targeted subscribers and enhance existing applications and service levels to remain competitive. For example, as broadband and voice-over-IP become increasingly accepted in the mass market, we intend to develop and release additional applications and services to address the needs of mainstream users of those technologies such as free domestic VoIP based calling.

Technology

Our core technology is delivered by our desktop based Phone Companion Software (PCS) through our proprietary Enhanced Services Platform. We have designed our call-bridging software to be highly configurable and flexible, enabling us to deliver customized services to each of our subscribers through a common software platform, and to quickly add or enhance applications and features to meet the evolving needs of the mainstream market.

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

Scalable and reliable. Our platform currently processes over 20 million calls per month, and is designed to handle significantly higher call volume under the current architecture. Our software platform has been designed to be fully redundant, with no single points of failure in our software switching facility. We use fully-redundant fault-tolerant components, redundant network connections and redundant copies of data. We also maintain spare parts on site for critical components.

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

Intercept calls. Our software switch intercepts inbound phone and fax calls to our subscribers and is able to redirect these calls to the devices selected by the subscribers. This software switch is a carrier-class switch that resides within the communications network. In most cases, our subscribers use traditional call-forwarding services provided by their telecommunications service providers to redirect inbound calls to our software switch for delivery to the subscriber. To simplify the initial configuration process, we can automatically provision these call-forwarding services for most of our subscribers without time-consuming manual intervention.

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

Our customer care staff services the customer email and telephone support load. The customer care workforce is augmented with additional agents from third-party call center operations trained for, and dedicated to, our support.

Sales and Marketing

We sell our services directly to consumers through our website and indirectly through channel relationships, with the majority of our sales to date having come through our direct sales efforts. We sell our “on-demand” services through a direct sales force. We segment our target market into the following categories:

•	Internet Voice Mail, or IVM, which addresses dial-up and broadband subscribers looking for call forwarding, call screening, and take-the-call applications; and

•	Mobile Voicemail Services, which complements traditional mobile operator voicemail and targeted to consumers and small businesses with heavy mobile phone and Internet usage behavior .

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

Customers and Channel Relationships

Customers

From April 2001, when we first introduced our paid services, through June 30, 2005, our subscriber base increased dramatically. Over the last year we have experienced the expected churn in our traditional business as subscribers move away from dial-up services as an access medium for the Internet to faster and more reliable broadband services. For the year ended June 30, 2005 we had 821,000 paying subscribers. During fiscal year 2006, as expected, our paid subscriber base decreased 14% to 706,000. Our paying subscribers primarily elect one of our three current service offerings: CallWave Alert, CallWave Messenger and CallWave Connect. As of June 30, 2006, approximately 40% of paying subscribers use our CallWave Messenger service, with CallWave Alert and CallWave Connect comprising approximately 36% and 20% of the paying subscriber base, respectively. CallWave Connect is our newest service and was introduced in April 2003. The remaining approximately 4% of our subscribers are on our legacy CallWave Pro service, which is no longer actively marketed to subscribers.

Channel Relationships

In March 2003, we entered into an agreement with EarthLink, under which EarthLink resells our voice messaging service to its end users on a co-branded basis. The agreement requires EarthLink to promote the co-branded service to its users who access the internet through a dial-up connection. We are required to provide EarthLink monthly activity reports of the active subscribers. In exchange for our delivery of the co-branded service, EarthLink pays us a monthly fee for each active subscriber using the service. The agreement is effective through April 30, 2008, and shall renew for successive thirty day periods thereafter. The agreement can be terminated by either party upon a breach by the other party that has not been timely cured.

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

Our wholly-owned subsidiary, Liberty Telecom, operates telecommunications switching equipment and other facilities in Reno, Nevada. Our Reno, Nevada facility is built using a highly-redundant architecture to enhance the reliability and availability of our services. We completed building a backup site in a Las Vegas, Nevada co-location facility to achieve geographic redundancy. At this time all services are redundantly hosted in the new facility. The architecture of our services simplifies our ability to build this redundant facility in a way where the use of backup services is, in most cases, automatic and unnoticed by the customer.

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

Our research and development expenditures were $6,805,000, $6,868,000 and $5,294,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Competition

The market for our products and services is increasingly competitive, evolving rapidly and is subject to shifting customer needs and introductions of new products and services. Our current and potential competitors approach the market from different areas of expertise and vary in size and scope with respect to the products and services that they offer or may offer in the future.

We face competition from providers of enhanced services and products, such as answering machines, voicemail, Internet call waiting, and virtual telephone numbers for fax or voice communications. The companies that compete in these areas include Avaya, AOL, Protus IP Solutions, Ring Central, and j2 Global Communications, or j2. For example, Avaya enables telecommunications service providers to offer voice messaging enhanced services to their customers. j2 offers fax services that provide users local fax and voicemail numbers, and the ability to send faxes from the user’s computer desktop as well as to receive faxes as email attachments, optical character recognition of incoming faxes, and the ability to listen to voicemail. Those services compete with our enhanced services and fax service offerings. Protus IP Solutions enables online fax by email, using existing email accounts and the Internet to send and receive faxes without a fax machine. Some of those services compete with our fax service offerings.

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

We compete with all of the above companies for a share of the monthly telecommunications spending of our target market. We differentiate ourselves by offering services that are independent of the underlying network infrastructure and, hence, enabling subscribers access to enhanced communication services regardless of their existing network service providers.

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

We are the owner of United States Patent Number 6,477,246, which was issued in November 2002, and expires in March 2020, which relates to the method and systems for providing Internet call waiting services. We are the owner of United States Patent Number 6,738,461 which was issued in May 2004, and expires in February 2022, which relates to the method and systems for returning a call to a private number over a telephone system. We are the owner of United States Patent Number 6,879,677 which was issued in April 2005, and expires in January 2023, which relates to method and systems for notifying a wireless caller when a called party’s line is available to take a call. We are the owner of United States Patent Number 6,898,275 which was issued in May 2005, and expires in September 19, 2020, which relates to method and systems for providing Internet call waiting services. We are the owner of United States Patent Number 6,968,174 which was issued on November 22, 2005, and expires July 3, 2023, which relates to methods and systems for providing consumers with a reliable, secure, and convenient method of utilizing a telecommunications network to pay for goods or services on a one-time or recurring basis. Lastly, we are the owner of United States Patent Number 7,103,167 which was issued on September 5, 2006, and expires November 9, 2023, which relates to methods and systems for screening telephone calls. In addition, we have a collection of patent applications pending in the United States relating to fixed and mobile telephony, fax processing and billing. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, we cannot assure you that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

We hold twelve registered trademarks in the United States, including a registered mark on the phrase “Internet Answering Machine”, the name “CallWave,” and on a stylized service mark for “CW.”

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

See the sections titled “Risk Factors—We may not be able to protect and enforce our intellectual property rights, which could impair our ability to compete and reduce the value of our services,” and “Other persons may assert claims that our business operations or technology infringe or misappropriate their intellectual property rights, which could increase our costs of operation and distract management and could result in expensive settlement costs.”

Employees

As of June 30, 2006, we had 91 full-time employees: 36 are in research and development, 30 are in operations and customer care, 10 are in sales and marketing and 15 are in general and administrative functions. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Item 1a. Risk Factors

For a discussion of our Risk Factors, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

We lease approximately 7,900 square feet at 5464 Carpinteria Avenue, Carpinteria, California under a lease that terminates on June 30, 2008. We conduct our customer care and general operations at this facility.

Liberty Telecom leases approximately 900 square feet of office space in Reno, Nevada to house and operate its telecommunications switching equipment. The lease expires in December 2007. Liberty Telecom has four options to extend the term of the lease for an additional 60 months each.

Liberty Telecom also has a co-location agreement to house and operate certain telecom switching equipment in approximately 150 square feet in Las Vegas, Nevada. The co-location agreement expires in August 2007. Liberty Telecom has four options to renew the term of the Agreement for an additional 24 months each.

Our facilities are fully used for current operations. We believe our properties are suitable and adequate for our present needs, and we periodically evaluate whether additional facilities are necessary.

Item 3. Legal Proceedings

On July 1, 2005, Catch Curve, Inc., a Delaware corporation, or Catch Curve, a wholly owned subsidiary of j2 Global Communications, Inc., filed a complaint against us in the United States District Court for the Central District of California (Action No. CV05-4819), or the Action, alleging that the Company’s operations infringe U.S. Patent No. 6,785,021, U.S. Patent No. 6,643,034, U.S. Patent No. 5,291,302, and U.S. Patent No. 4,994,926. Management does not believe that CallWave’s present operations infringe the asserted patents or that the asserted patents are valid or enforceable and intends to vigorously defend the lawsuit. Trial is set for October 2007.

On August 24, 2004, j2 Global Communications, Inc., or j2, filed a complaint against us in the United States District Court for the Central District of California (Action No. CV04-7068), or the Action, alleging that our operations infringe U.S. Patent No. 6,350,066, and later amended its complaint to allege that our operations infringe U.S. Patents Nos. 6,208,638, 6,564,321, and 6,857,074. Two of the patents at issue in this case are being re-examined by the PTO. On January 11, 2006, the Court stayed the action until resolution of the re-examinations before the PTO. Management does not believe that CallWave’s present operations infringe the asserted patents or that the asserted patents are valid or enforceable and intends to vigorously defend the lawsuit. Management expects the Court to set a trial date once the re-examination proceedings have concluded.

In September 2004, we received a letter from America Online, Inc., in which AOL offered to grant to us a license to U.S. Patent No. 5,809,128, or the ’128 patent. We and AOL are engaged in business discussions at the present time, and it is unclear how those negotiations will be concluded. Management does not believe that CallWave’s present operations infringe the asserted patents. By reason thereof, we presently do not believe it is probable that we will suffer a material loss by reason of this matter.

In October 2004, we received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone System,” or the ’694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the ’266 patent. On January 19, 2005, we filed in the United States District Court for the Central District of California an action for declaratory relief, in which we sought to have the court declare that we did not infringe the ‘694 patent or the ‘266 patent. Web Telephony subsequently counterclaimed, alleging infringement of the ‘694 and ‘266 patents. Effective March 28, 2006, CallWave and Web Telephony executed a definitive settlement agreement under which the parties waived all claims against each other with respect to the ‘694 and the ‘266 patents, and Web Telephony granted to CallWave a worldwide, fully paid-up, nonexclusive license entitling us to practice the claims of the ‘694 and the ‘266 patents. The parties, by stipulation, subsequently dismissed the litigation.

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

From time to time, we may be subject to litigation, such as class action lawsuits, that could negatively affect our business operations and financial position. Such disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention, and could negatively affect our business operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2006 fiscal year.

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

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ National Market:

Fiscal 2006	High	Low
First Quarter	$5.18	$3.96
Second Quarter	5.25	3.69
Third Quarter	5.14	3.80
Fourth Quarter	4.51	3.43

Fiscal 2005	High	Low
First Quarter	$11.30	$9.50
Second Quarter	16.49	8.01
Third Quarter	15.19	5.56
Fourth Quarter	6.50	4.77

There were approximately 74 stockholders of record of our common stock as of August 31, 2006, although there is a significantly larger number of beneficial owners of our common stock.

Dividends

We have not paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

As of June 30, 2006

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,547,498	$3.85	1,426,270

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. We have prepared this information using our audited consolidated financial statements for the years ended June 30, 2006, 2005, 2004, 2003 and 2002.

	Fiscal Year Ended June 30,
	2006	2005	2004	2003	2002
Statements of Operations Data:
Revenues	$36,594	$45,518	$38,886	$22,488	$16,383
Cost of sales	13,088	13,026	11,673	8,467	6,568

Gross Profit	23,506	32,492	27,213	14,021	9,815
Operating expenses
Sales and marketing	6,293	9,533	5,987	3,959	4,180
Research and development	6,805	6,868	5,294	4,894	4,382
General and administrative	11,508	7,622	4,985	3,376	4,263
Loss on disposal of property and equipment	23	4	30	191	—
Impairment of long-lived assets	253	—	—	—	—

Total operating expenses	24,882	24,027	16,296	12,420	12,825

Operating income (loss)	(1,376)	8,465	10,917	1,601	(3,010)
Interest income, net of expense	2,479	1,032	93	36	(39)

Income (loss) before income taxes	1,103	9,497	11,010	1,637	(3,049)
Income tax expense (benefit)	3,086	(2,105)	(505)	1	1

Net income (loss)	$(1,983)	$11,602	$11,515	$1,636	$(3,050)

Net income (loss) per share:
Basic	$(0.10)	$0.72	$1.96	$0.29	$(0.55)
Diluted	$(0.10)	$0.57	$0.73	$0.11	$(0.55)
Shares used in net income (loss) per share:
Basic	20,615	16,171	5,886	5,562	5,500
Diluted	20,615	20,295	15,674	15,291	5,500

	As of June 30,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,040	$16,828	$6,187	$2,380	$1,446
Marketable securities	36,907	39,996	7,003	—	—
Restricted cash	—	335	335	—	—
Working capital (deficit)	62,049	59,029	11,263	685	(1,601)
Total assets	67,455	69,245	21,628	7,439	4,882
Convertible preferred stock	—	—	28,761	28,761	28,761
Accumulated deficit	(7,314)	(5,331)	(16,933)	(28,448)	(30,084)
Total stockholders’ equity	64,662	64,396	15,523	2,725	977

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new applications and services; development of additional strategic relationships; our market opportunity; our strategy; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our ability to maintain and expand our user base;

•	industry competition;

•	our ability to continue to execute our growth strategies;

•	litigation, legislation, regulation or technological developments affecting our business;

•	general economic conditions; and

•	other factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview

In 2006, we worked to realign our business focus to take advantage of two important trends in the telecommunication industry:

•	the convergence of landline, mobile, and Internet communications.

•	the acceleration in the adoption of the “on-demand” delivery model.

These trends continued to drive the need among service providers for flexible, faster-to-market, network independent software applications to compete against competitive threats. In response, we moved to complement our direct-to-consumer business model with an “on-demand” application model to provide communication solutions that require minimal allocation of capital and allow service providers to quickly react to customer needs and adapt to the dynamically shifting competitive landscape.

We provide application services on a subscription basis that add features and enhanced functionality to the telecommunications services used by mainstream consumers and small and home offices. Our software-based services are delivered by our desktop Phone Companion Software (PCS) through our proprietary Enhanced Services Platform, which allows subscribers to manage calls across existing landline, mobile and Internet networks. As of June 30, 2006, we had approximately 706,000 paying subscribers for these application services. Because our services improve the utilization of existing telecommunications services by our subscribers, we believe that our application services complement the efforts of landline, mobile and Internet service providers to reduce their subscriber churn. This has allowed us to establish cooperative relationships with network service providers.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, investments in minority owned companies, inventories, accounting for income taxes, loss contingencies, stock-based compensation, and valuation of acquired intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. Management has discussed the development and selection of the following critical accounting policies, estimates and assumptions with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these disclosures.

Revenue recognition. We earn revenues primarily from paid subscriber services and to a lesser extent, fees earned from local exchange carrier call termination access charges and the offering of third-party products and services to our subscribers.

We recognize revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. We recognize revenue beginning when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the fees are fixed and determinable and collection is reasonably assured. Our subscriber revenues consist mainly of monthly recurring subscription fees. We recognize revenue ratably over the subscription period when the SAB 104 criteria are met.

In addition to the direct relationship that we have with the majority of our paid subscribers, we also have indirect relationship agreements with Internet service providers (ISPs) and other companies whereby those companies’ customers are offered a co-branded subscription service. When the agreement provides that we are the party responsible for providing the service, have control over the fees charged to customers and bear the credit risk, we record the gross amount billed as revenue in accordance with Emerging Issues Task Force 99-19 (EITF 99-19), Reporting Revenues Gross as a Principal Versus Net as an Agent. When the agreement provides that we receive a net payment from our co-branding partners based upon the number of their customers registered for our services, we record the net amount received as revenue in accordance with EITF 99-19.

In the third quarter of fiscal 2005, we purchased prepaid phones and phone cards with the intention of reselling them with a 30-day free trial of our application-based services and entered into an agreement to sell the prepaid phones and a portion of the phone cards to a distributor. Revenue from the sale of prepaid phones and phone cards is recognized when the SAB 104 criteria are met. We recognize sales to distributors on a sell-through basis and when the cash is collected from the distributor and have recognized $233,000 and $185,000 of revenue related to the sales to this distributor in the years ended June 30, 2006 and 2005. These transactions contain multiple elements, including the phone, the minutes, and our CallWave service, to which we have applied EITF 00-21, Revenue Arrangements with Multiple Deliverables. The various elements of the arrangement are separable and each element is recognized separately in accordance with SAB 104. In accounting for multiple deliverables, management’s judgment is necessary when identifying the nature of deliverables in an arrangement as well as measuring and allocating fair value to the multiple deliverables. This program was cancelled in the second quarter of fiscal 2006 and remaining inventories of approximately $46,000 were completely written off to expense.

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and evaluate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $574,000 as of June 30, 2006 and $370,000 as of June 30, 2005. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies. The increase in the allowance is related to higher than expected carrier reject rates during the first half of fiscal 2006. This trend is not expected to continue.

Investments in minority owned companies

We account for investments in minority interests of other companies over which we do not exercise significant influence on the cost method in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired. At September 30, 2005, we determined that our investment in a minority owned company was other than temporarily impaired and recorded an impairment loss in the amount of $253,000 to reduce the investment to a net realizable value of $0. CallWave has no other investments of this nature.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value, cost being determined under the first-in, first-out method. For the year ended June 30, 2006, we recorded an impairment against inventory in the amount of $314,000 to reduce the inventory balance to its expected net realizable value of zero. Management’s judgment is required in determining net realizable value and the extent of any impairment to our inventory. Judgment is also required in determining the collectability of amounts that are due from our distributors as a result of selling our inventory through to end customers.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At June 30, 2006, we had net deferred tax assets of $5.65 million. Due to the uncertainty of realizing these net deferred tax assets, we have recorded a valuation allowance of $5.65 million against these net deferred tax assets. Such uncertainty primarily relates to the potential for net operating loss carryforwards and tax credits which begin to expire in 2010 and 2009, respectively, to be realized against future taxable income. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. We will continue to assess the likelihood of realization of these assets.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provision of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected term. We compute expected volatility based on a combination of both historical volatility and market-based implied volatility, as we believe that the combination provides a more accurate estimate of future volatility. The expected term represents the period of time that our stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards. Due to the inherent uncertainty in valuing awards for publicly-traded stock as of the grant date, given that such awards will be exercised, purchased or sold at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated by us at the grant date.

Valuation of acquired intangible assets

We have acquired intangible assets primarily via the acquisition of license agreements. These license agreements give us the right to practice and use certain technologies in the fax, voice and internet telephony space. These assets are accounted for under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires us to record these assets at their fair value. Historically, we have used the cash purchase price at the time of acquisition as the best indicator of fair value. SFAS 142 also requires us to periodically evaluate the carrying value of intangible assets to determine if an impairment loss should be recorded under Statement of Financial Accounting Standards (SFAS) No. 144. In accordance with Statement 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. SFAS No. 144 outlines the factors which individually or in combination could trigger an impairment review as follows:

•	A significant decrease in the market price of a long-lived asset (asset group)

•	A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group)

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group)

•	A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

If we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our business.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB statements No. 133 and 140,” which amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140 to clarify and define appropriate treatment for hybrid financial instruments. The effective date of this statement is the first fiscal year that begins after September 15, 2006. We do not believe the adoption of this statement will have a significant impact on our financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The effective date of this statement is the first fiscal year that begins after September 15, 2006. We do not believe the adoption of this statement will have a significant impact on our financial statements.

In March 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of this interpretation is the first fiscal year that begins after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial statements.

Results of Operations

Comparison of Fiscal Years Ended June 30, 2006 and 2005

Revenues. Revenues were $36.6 million in fiscal 2006 compared to $45.5 million in fiscal 2005, a decrease of $8.9 million, or 20%. Subscription revenues were $36.2 million in fiscal 2006, representing 99% of revenues, compared to $45.2 million in fiscal 2005, representing 99% of revenues, a decrease of $9 million, or 20%. The decrease in our revenues in fiscal 2006 was attributable primarily to a decrease in the number of paying subscribers from approximately 821,000 at June 30, 2005 to approximately 706,000 at June 30, 2006. The decrease in subscribers is driven primarily from the migration of dial up users to broad band. In addition, our average revenue per user (“ARPU”) decreased during fiscal 2006 as we have a higher percentage of our subscribers from our indirect channel distribution agreements. We record revenue from our indirect channel partners on a gross or net basis depending on the facts of the agreement. Revenues from our indirect channel partners in fiscal year 2006 were $2.7 million or 7% of revenues compared to $2.1 million or 5% of revenues for the same period last year.

Cost of sales. Cost of sales was $13.1 million in fiscal 2006, compared to $13.0 million in fiscal 2005, an increase of $0.1 million, or 0.77%. Gross margins decreased to 64% for the year ended June 30, 2006 from 71%

at June 30, 2005. The decrease in our gross margin is driven by increased wireline telecom costs to reserve phone numbers in preparation for our service platform rolling out with Local Exchange Carriers, Mobil Operators and Web Portals. Wireline costs have also increased with the rollout of our new service platform which allows subscribers to screen, forward and transfer calls to mobile, landline or VoIP based phones. These services generate increased minutes and numbers of calls compared to our traditional direct-to-consumer programs. Finally, cost of sales was negatively impacted by the discontinuation of our prepaid mobile phone program, the write-off of the associated costs of $314,000, and the ongoing costs to support the limited users remaining on this service.

Sales and marketing. Sales and marketing expenses were $6.3 million, or 17% of revenues, in fiscal 2006, compared to $9.5 million, or 21% of revenues, in fiscal 2005, a decrease of $3.2 million. The decrease in sales and marketing expenses primarily relates to a $4.1 million reduction in direct customer acquisition, advertising and promotional expenses as we migrate a greater percentage of our business toward indirect channel partnerships with landline and mobile operators and continue to strategically invest in the direct channel. This expense reduction is partially offset with increased customer support expenses of approximately $0.7 million. The focus of our call center has shifted from technical support to landline customer retention and mobile sales and the related costs are now charged to sales and marketing. Previously, the call center performed a technical support role and its expenses were allocated across all three operating expense categories.

Research and development. Research and development expenses were $6.8 million, or 19% of revenues, in fiscal 2006, compared to $6.9 million, or 15% of revenues, in fiscal 2005, a decrease of $0.1 million. The decrease in research and development expenses was due primarily to the shift in costs of the call center to sales and marketing which reduced research and development costs by $0.5 million. We believe it is essential to have a strong research and development team as we develop new products in the direct channel and migrate our business toward indirect channel partnerships with landline, mobile carriers and web portals, and continue to strategically invest in the direct channel.

General and administrative. General and administrative expenses were $11.5 million, or 31% of revenues in fiscal 2006, compared to $7.6 million, or 17% of revenues, in fiscal 2005, an increase of $3.9 million, or 51%. The increase in general and administrative expenses was due primarily to increased legal fees of $1.6 million relating to ongoing litigation and higher bad debt expense of $1 million associated with increased Local Exchange Carrier reject fees. Other contributing factors were increased consulting expenses of $0.2 million relating to indirect channel partnerships and increased facilities expenses of $0.3 million associated with the consolidation of our facilities in California.

Impairment loss. During the fiscal year ended June 30, 2006, we determined, based on an analysis of future cash flows, that our investment in and receivable from a company in which we had a minority interest was other than temporarily impaired. Accordingly, we recorded an impairment loss in the amount of $253,000.

Income tax provision. We recognized an income tax provision for the twelve months ended June 30, 2006 and an income tax benefit for the same period last year of $3.1 million and $(2.1) million, respectively. In prior periods we have recognized a tax benefit related to the reduction of the valuation allowance associated with deferred tax assets. Total deferred tax assets amount to $5.65 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to offset income taxes payable as we currently project eight quarters of losses due to investing in the indirect channel. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net income (loss). The net loss was $(2.0) million for the year ended June 30, 2006, compared to net income of $11.6 million for the same period last year, a decrease of $13.6 million or 117%. This decrease in net income was primarily the result of reduced revenues as we shift our focus toward indirect partnerships, an increase in cost of sales related to our entry into the mobile phone market and preparing our company for the shift into the indirect channel, increased general and administrative expenses related to increased litigation and bad debt charges and a tax provision of $3.1 million recorded during 2006, an increase of $5.2 million over the same period in 2005. During 2006, our revenues decreased by $8.9 million, cost of sales increased $.1 million, operating expenses increased by $0.6 million and interest income increased $1.4 million. Our net profit (loss) margin was (5%) for the fiscal year ending June 30, 2006 compared to 25% for the same period last year.

Comparison of Fiscal Years Ended June 30, 2005 and 2004

Revenues. Revenues were $45.5 million in fiscal 2005, compared to $38.9 million in fiscal 2004, an increase of $6.6 million, or 17%. Subscription revenues were $45.2 million in fiscal 2005, representing 99% of revenues, compared to $38.6 million in fiscal 2004, also representing 99% of revenues, an increase of $6.6 million, or 17%. The increase in our revenues in fiscal 2005 was attributable primarily to an increase in the number of paying subscribers from approximately 797,000 at June 30, 2004 to approximately 821,000 at June 30, 2005. Revenue also increased due to our launch of the “CallWave for Mobile” service in the fourth quarter of 2005 which resulted in revenue of $240,000. These increases were partially offset by decreases in advertising revenue and termination access fees.

Cost of sales. Cost of sales was $13.0 million in fiscal 2005, compared to $11.7 million in fiscal 2004, an increase of $1.3 million, or 11%. The increase in our cost of sales in fiscal 2005 was primarily attributable to the increase in our paying subscriber base. Cost of sales also increased by the cost of mobile phones, prepaid minutes and phone cards as we launched our mobile service. The phones are being subsidized so that we can gain entrance into the mobile market. Gross margins increased slightly to 71% for the year ended June 30, 2005 from 70% at June 30, 2004.

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

Research and development. Research and development expenses were $6.9 million, or 15% of revenues, in fiscal 2005, compared to $5.3 million, or 14% of revenues, in fiscal 2004, an increase of $1.6 million, or 30%. The increase in research and development expenses was primarily due to increased staffing costs of $1.0 million and an increase in legal fees related to patent prosecution of $0.2 million.

General and administrative. General and administrative expenses were $7.6 million, or 17% of revenues in fiscal 2005, compared to $5.0 million, or 13% of revenues, in fiscal 2004, an increase of $2.6 million, or 53%. The increase in general and administrative expenses was due primarily to increases in accounting fees of $0.6 million, insurance costs of $0.6 million, legal fees of $0.5 million and staffing costs of $0.3 million. These increased expenses reflect the additional costs of being a public company. Bad debt expense also increased by $0.3 million reflecting increased revenues.

Income tax benefit. We recognized an income tax benefit for fiscal 2005 of $2.1 million as we determined it was more likely than not that we would be able to realize a portion of our net deferred tax assets in fiscal years 2006 and 2007. These deferred tax assets were fully reserved prior to March 31, 2004. In order to realize the benefit of our recorded deferred tax asset for $2.9 million, we will need to generate taxable income for Federal and California purposes of $6.8 million. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

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

Liquidity and Capital Resources

At June 30, 2006, our principal sources of liquidity were cash and cash equivalents of $24 million, marketable securities of $36.9 million and accounts receivable net of allowance for doubtful accounts of $2.8 million. In prior years we received net proceeds from issuances of preferred stock totaling approximately $28.8 million and proceeds from the public offering of our common stock totaling approximately $35.2 million, net of underwriting and offering costs. Since our initial public offering our working capital and capital expense requirements have been funded with cash flow provided from operations. We believe our current cash reserves are adequate to cover the anticipated losses over the next few years as we migrate our business towards the indirect channels while continuing to strategically invest in our direct-to-consumer channel. We are currently projecting a net loss of approximately $10 million for the fiscal year ended June 30, 2007. We do not expect to return to profitability until the first half of fiscal 2009.

Cash and cash equivalents and marketable securities increased from $56.8 million at June 30, 2005 to $60.9 million at June 30, 2006. This increase is primarily due to cash generated by operations of $3.8 million and exercise of options and warrants of $1.8 million, partially offset by purchases of property, equipment, and intangibles of $1.4 million.

We expect that our cash on hand at June 30, 2006, along with cash generated from operations, will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business. For the year ended June 30, 2007, we anticipate making capital expenditures of approximately $2.3 million.

Net accounts receivable decreased to $2.8 million at June 30, 2006 from $5.7 million at June 30, 2005. This decrease is due primarily to the reduction in sales in fiscal 2006.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Franchise Tax Board Audit

In May 2006, we were notified by the California Franchise Tax Board that our research and development credits for the taxable year ended June 30, 2004, would be under examination. As of the date of this filing, the exam is in the preliminary stage.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of June 30, 2006 is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$2,104	$604	$1,035	$465	$—
Purchase obligations	1,625	1,253	372	—	—

Total	$3,729	$1,857	$1,407	$465	$—

Purchase obligations consist primarily of contracts with communications services providers totaling $577,000 and contractual obligations to pay $676,000 to providers of billing and collection services and outsourced customer support due in less than one year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk. We do not currently do any business denominated in foreign currencies and, therefore, are not subject to any significant foreign currency exchange risk.

Interest rate sensitivity. We had cash and cash equivalents totaling $24 million and marketable securities totaling $36.9 million at June 30, 2006, and cash and cash equivalents totaling $16.8 million and marketable securities totaling $40 million at June 30, 2005. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities including auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Due to our ability to liquidate these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents or marketable securities as a result of changes in interest rates. Declines in interest rates, however, will reduce our future interest income.

Risks Related To Our Business

Our ability to successfully generate increased revenues and profits will be dependent upon our success in entering into and successfully managing indirect distribution relationships.

We grew our business by directly marketing our services to consumers and small businesses through Internet advertising. We intend to attempt to grow our business by promoting our services to users through “indirect” distribution arrangements in which we enter into distribution agreements with telecommunications service providers, which agree to distribute our services to their subscribers. We do not have significant experience in developing and managing those indirect relationships. There typically is a long lead time required to conclude agreements for such arrangements, additional time is thereafter required to implement each agreed-upon arrangement, and the actual pace of implementation is dependent upon cooperation and support from the companies with which we enter into those arrangements. In addition, even if we are able to put such indirect distribution relationships in place, the extent to which the service provider’s customers subscribe for our services will be dependent in substantial part upon the pace and manner in which the service provider implements and promotes our services, which are outside of our control. If we are unable to successfully implement those indirect distribution relationships we may not realize substantial growth in our subscribers for our services, we will not realize substantial growth in revenues or profitability, and our results of operations and financial condition will be adversely affected.

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

Customer billing is a highly complex process, and our billing system must efficiently interface with third party systems. Our ability to accurately and efficiently bill our subscribers is dependent on the successful operation of the third party systems upon which we rely and our ability to provide these third parties the information required to process transactions. Any failures or error in our current billing systems or procedures or resulting from any upgrades to our billing systems or procedures could materially and adversely affect our business and financial results.

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

Telecommunications services were historically provided by companies that made substantial capital investments in their networks. The size of those investments and the time required to deploy those networks served as significant barriers to entry into such markets. In contrast, we provide software-based enhanced services that do not require substantial capital expenditures to deploy and maintain. As a result, other companies with strong technical staffs and knowledge of the communications and information services industries could compete with us without facing significant capital expenditures or other barriers to entry. As a result, we may face increasing competition from companies with significantly greater resources than we have, which may force us to reduce our prices and increase our operating expenses to remain competitive. If we are not able to compete successfully with these companies, we may lose customers or fail to grow our business as we anticipate, either of which could harm our financial condition, results of operations and future growth prospects.

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

A catastrophic event at Liberty Telecom’s telephone switching facilities would cause the disruption of our services to subscribers.

Our enhanced services currently depend on telecommunications services from our subsidiary, Liberty Telecom, which are provided using call-switching facilities in Las Vegas and Reno, Nevada. A catastrophic event, such as an earthquake or a fire, that destroys part or all of the facilities would disrupt our business and prevent us from providing services to our subscribers for an extended period of time. Because our subscribers expect our services to match the high reliability that characterizes services in the communications and information services industries generally, any failure in our ability to service our subscribers could cause us to lose significant numbers of subscribers, and make it more difficult to obtain new paid subscribers.

A system failure or a breach of our network security could delay or interrupt service to our subscribers or lead to a misappropriation of our confidential information.

Our operations are dependent upon our ability to protect our computer network from interruption, unauthorized entry, computer viruses and other similar events. Our existing and planned precautions may not be adequate to prevent a significant interruption in the operation of our network. Despite the implementation of security measures, our infrastructure also may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our subscribers, employees or other Internet users who attempt to invade public and private data networks. A system failure or a breach of our security measures may lead to a disruption in service, or the misappropriation of confidential information, which may result in significant liability to us and also may deter current and potential subscribers from using our services. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our subscribers could cause us to lose paid subscribers and harm our business, prospects, financial condition and results of operations.

Our security measures may not prevent security breaches that could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. Any compromise of our security could harm our reputation and, therefore, our business, and also subject us to significant liability. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information, or cause interruptions in our operations, damage our computers or those of our users, or otherwise damage our reputation and business.

If we experience excessive fraudulent credit card charges, we could lose the right to accept credit cards for payment and our subscriber base could decrease significantly.

A significant number of our paid subscribers authorize us to bill their credit card accounts directly for all service fees charged by us. We incur losses from claims that the customer did not authorize the credit card transaction to purchase our service. If the numbers of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess charge backs, or we could lose the right to accept credit cards for payment. If we were unable to accept credit cards, our paid subscriber base could significantly decrease, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

Other companies or individuals, including our competitors, may claim that we infringe or misappropriate their intellectual property rights. From time to time, third parties have contacted us, asserting that we may infringe their intellectual property rights. For example, in December 2003 and April 2004, a major communications infrastructure company delivered two letters to one of our distributors, in which we were not named, offering to negotiate with our distributor a nonexclusive license to certain patents that the infrastructure company believed to be relevant to our service and implying that our service may infringe those patents. As part of this process, we have received a legal opinion from our intellectual property counsel that our services do not infringe the patents of this infrastructure company, although there is no assurance that a court would agree with that opinion.

On July 1, 2005, Catch Curve, Inc., a Delaware corporation, or Catch Curve, a wholly owned subsidiary of j2 Global Communications, Inc., filed a complaint against us in the United States District Court for the Central District of California (Action No. CV05-4819), or the Action, alleging that the Company’s operations infringe U.S. Patent No. 6,785,021, U.S. Patent No. 6,643,034, U.S. Patent No. 5,291,302, and U.S. Patent No. 4,994,926. Management does not believe that CallWave’s present operations infringe the asserted patents or that the asserted patents are valid or enforceable and intends to vigorously defend the lawsuit. Trial is set for October 2007.

On August 24, 2004, j2 Global Communications, Inc., or j2, filed a complaint against us in the United States District Court for the Central District of California (Action No. CV04-7068), or the Action, alleging that our operations infringe U.S. Patent No. 6,350,066, and later amended its complaint to allege that our operations infringe U.S. Patents Nos. 6,208,638, 6,564,321, and 6,857,074. Two of the patents at issue in this case are being re-examined by the PTO. On January 11, 2006, the Court stayed the action until resolution of the re-examinations before the PTO. Management does not believe that CallWave’s present operations infringe the asserted patents or that the asserted patents are valid or enforceable and intends to vigorously defend the lawsuit. Management expects the Court to set a trial date once the re-examination proceedings have concluded.

In September 2004, we received a letter from America Online, Inc., in which AOL offered to grant to us a license to U.S. Patent No. 5,809,128, or the ’128 patent. We and AOL are engaged in business discussions at the present time, and it is unclear how those negotiations will be concluded. Management does not believe that CallWave’s present operations infringe the asserted patents. By reason thereof, we presently do not believe it is probable that we will suffer a material loss by reason of this matter.

In October 2004, we received a letter from counsel to Web Telephony, LLC, or Web Telephony, implying that our operations infringe certain claims in U.S. Patent No. 6,445,694, “Internet Controlled Telephone System,” or the ’694 patent, and U.S. Patent No. 6,785,266, “Internet Controlled Telephone System,” or the ’266 patent. On January 19, 2005, we filed in the United States District Court for the Central District of California an action for declaratory relief, in which we sought to have the court declare that we did not infringe the ’694 patent or the ’266 patent. Web Telephony subsequently counterclaimed, alleging infringement of the ’694 and ’266 patents. Effective March 28, 2006, CallWave and Web Telephony executed a definitive settlement agreement under which the parties waived all claims against each other with respect to the ’694 and the ’266 patents, and Web Telephony granted to CallWave a worldwide, fully paid-up, nonexclusive license entitling us to practice the claims of the ’694 and the ’266 patents. The parties, by stipulation, subsequently dismissed the litigation.

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

We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we may be subject to litigation, such as class action lawsuits, that could negatively affect our business operations and financial position. Such disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention, and could negatively affect our business operations and financial condition.

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

Our future success will depend in part upon our ability to procure sufficient quantities of telephone numbers in area codes where our subscribers are located at costs we can afford. The ability of telecommunications carriers to provide us with telephone numbers to be used in conjunction with our services depends on applicable regulations, the practices of telecommunications carriers that provide telephone numbers, and the level of demand for new telephone numbers. In addition, the Federal Communications Commission, or FCC, has regulations concerning numbering resource utilization. If CallWave does not sufficiently utilize the numbers assigned to it, it may have to relinquish control of those unused numbers. Furthermore, the FCC and state public utility commissions periodically review numbering utilization, and may in the future propose additional changes to regulations governing number assignment and availability. Failure to have access to telephone numbers in a timely and cost-effective manner, or the loss of use of numbers we have accessed or may access, could prevent us from entering some markets or slow our growth in the markets in which we currently sell our services.

Our Enhanced Services Platform is a complex hardware and software system that could fail and cause service interruptions to our subscribers.

Our hardware and software systems are complex and are critical to our business. If our systems fail, our subscribers or our indirect distribution partners’ subscribers might experience reduced levels of service or service interruptions. Software-based services, such as ours, may contain undetected errors or failures when introduced or when new versions are released. Errors may be found in our software before or after commercial release, and, as a result, we may experience development delays or a disruption of our services. Failures in our system or interruptions to our service could cause us or our indirect distribution partners to lose paid subscribers and harm our business, prospects, financial condition and results of operations.

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

Our future capital needs are difficult to predict. We may require additional capital in order to take advantage of opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Additionally, funds generated from our operations may be less than anticipated. As of June 30, 2006, we had total working capital of $62 million, $24 million of cash and cash equivalents and $36.9 million of marketable securities. For the 12 months ending June 30, 2007, we anticipate making capital expenditures of approximately $2.3 million. While we believe that our current capital resources will be sufficient to fund our operations through the end of June 30, 2007, we may need to raise additional funds either by borrowing money or issuing additional equity in order to handle unforeseen contingencies or take advantage of new opportunities. We may not be able to raise such funds on favorable terms, if at all. If we are unable to obtain additional funds, then we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business or prospects.

If we acquire other businesses or license technologies, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

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

We are exposed to risks and increased expense from recent legislation requiring companies to evaluate internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) requires our management to report on the effectiveness of our internal controls over financial reporting beginning with the fiscal year ended June 30, 2008. In addition, the Act requires our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting. In fiscal year 2007 and 2008 we expect to incur significant expense and to devote significant management resources to comply with Section 404. In the event that we or our independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404 for fiscal year 2008 or any subsequent period, or we are unable to remediate any potential material weaknesses is our internal controls, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock, and we could experience further increases in expenses and redirection of management resources in order to remedy any such weakness in internal controls.

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

The Communications Assistance to Law Enforcement Act, or CALEA, requires telecommunications carriers to have the capability to perform wiretaps and to record other call identifying information. There is substantial uncertainty within the industry as to how to implement these requirements with respect to packet-switched networks, such as that operated by Liberty Telecom. As Liberty Telecom expands its service offerings, further modifications to its local switching equipment may be necessary to comply with applicable laws and regulations. On September 23, 2005, the FCC released an order concluding that CALEA applies to facilities-based broadband Internet access providers and providers of interconnected VoIP service. The FCC has requested comment on, among other things, whether CALEA should apply to other types of IP-enabled services. That proceeding could result in additional regulatory burdens for us and for Liberty Telecom. Complying with CALEA and rules implementing CALEA may require us to incur substantial costs, which could negatively impact our results of operations.

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

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes, such as sales and use tax, to e-commerce businesses such as CallWave and our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce. In addition, some jurisdictions have implemented laws specifically addressing the Internet or some aspect of e-commerce and several other proposals have been made at the U.S. federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, hamper our ability to retain and attract new customers and diminish our ability to derive financial benefit from our activities. In December 2004, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The application of existing, new, or future laws could have adverse effects on our business, prospects, and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

Future legislation, regulation, or legal decisions affecting the Internet, Internet telephony or IP-enabled services could restrict our business, prevent us from offering our services or increase our cost of doing business.

The FCC has not adopted a regulatory framework for IP-enabled services or attempted generally or comprehensively to classify IP-enabled services under the Communications Act of 1934. Nonetheless, the FCC has begun imposing regulatory obligations upon “interconnected VoIP services,” including the obligation to offer enhanced 911 service, to comply with the same CALEA requirements that apply to providers of telecommunications services, and to contribute to the Universal Service Fund. At this time, we do not provide any “interconnected VoIP services,” which the FCC has defined to include any VoIP services that (1) enable real-time, two-way voice communications, (2) require a broadband connection from the user’s location, (3) require IP-compatible hardware, AND (4) permit users generally to receive calls that originate AND terminate on the public switched telephone network. Apart from the regulatory obligations that apply to “interconnected VoIP services, there are few laws, regulations or rulings that specifically address access to or commerce on the Internet, including the provision of Internet protocol-based telephony and other IP-enabled services. We are unable to predict the impact, if any, that future legislation, regulations or legal decisions may have on our business. However, the growth in the market for IP-based telephony and other IP-enabled communications, and the popularity of these services, along with other regulator objectives, such as ensuring adequate funding levels for the federal universal service fund create the risk that governments and agencies increasingly will seek to regulate services such as our current offerings. Many legislative and regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and various state regulatory agencies. For example:

•	On March 10, 2004, the FCC released a notice of proposed rulemaking (Docket 04-36) and sought public comment regarding the regulatory classification, rights and obligations of services supported by IP technologies. The FCC has yet to adopt a general regulatory framework for IP-enabled services or address the majority of the issues raised in this proceeding.

•	On April 21, 2004, the FCC released a narrow declaratory ruling finding that certain Internet protocol telephony services are telecommunications services upon which interstate access charges may be assessed. Prior to this decision, the FCC had never ruled that a service relying on Internet-protocol technology was a telecommunications service. On June 30, 2006, the FCC released an order holding that menu-driven prepaid calling cards, and prepaid calling cards that use IP transport to deliver all or a portion of the call embody telecommunications services, and these prepaid calling card providers qualify as telecommunications carriers that are subject to, among other things, universal service contributions based on their interstate revenues as well as intrastate and interstate access charges. These rulings illustrate that certain Internet-protocol based services may become subject to costs and regulations that, previously, were not thought to be applicable. Neither of these rulings, however, are likely to have any direct effect on us in the near future.

•	November 12, 2004, the FCC released an order preempting the September 11, 2003 order of the Minnesota Public Utilities Commission (“Minnesota Order”). In the preempted Minnesota Order, the Minnesota Commission had asserted regulatory jurisdiction over Vonage’s DigitalVoice service and ordered Vonage to comply with all state statues and regulations relating to the offering of telephone service in Minnesota, which could have required Vonage, among other things, to obtain operating authority, file tariffs, and provide and fund 911 emergency services. In addition to preempting the Minnesota Order, the FCC concluded that “comparable regulations of other states must likewise yield to important federal objectives,” although the agency did not identify, or preempt, any specific state regulations or orders apart from the Minnesota Order. Specifically, the FCC explained that, “to the extent that other VoIP services are not the same as Vonage’s but share similar basic characteristics, we believe it highly unlikely that the Commission would fail to preempt state regulation of those services to the same extent.” The FCC, however, did not determine whether DigitalVoice or any other IP-enabled service is an information or telecommunications service, and thus the regulatory classification of these services under the Act remains an open issue. An appeal of the FCC’s preemption order is currently pending. Moreover, the FCC has since clarified that no interconnected VoIP provider with the capability to track the jurisdictional confines of customer calls qualifies for the preemptive effects of the Vonage Order.

•	On June 3, 2005, the FCC ordered all providers of interconnected VoIP services to offer enhanced 911 services as a condition of providing service, and to notify all consumers regarding the circumstances under which E911 may not be available or may be limited by comparison to traditional E911 service. The FCC has requested comment on, among other topics, whether these requirements should be expanded or imposed upon other providers of IP-enabled services.

•	On September 23, 2005, the FCC released an order reclassifying wireline broadband Internet access services as information services, thereby placing wireline broadband Internet access services within the same general regulatory framework as cable modem services. As an information service, wireline broadband Internet access, like cable modem service, no longer is subject to regulation under Title II of the Communications Act of 1934, as amended, or the FCC’s Computer Inquiry rules, but is subject to specific obligations imposed under Title I of the Act. The decision could potentially enable ILECs to (1) refuse to permit subscribers to their broadband transmission services to use our enhanced services, (2) charge higher rates for underlying broadband transmission service to subscribers to our enhanced services, or (3) bundle enhanced services that are similar to our enhanced services with their broadband transmission services at such a rate that it becomes economically unfeasible for us to compete with the ILEC. If one or more ILECs take any of those actions with explicit or tacit permission from the FCC, then it could have a material adverse impact upon our profitability and the results of our operations.

The interconnected VoIP services referenced above are offered to the public as substitutes for, or as substantially equivalent to, existing telecommunications services. In contrast, the services that we currently offer are not offered to the public as substitutes for, or as substantially equivalent to, existing telecommunications services. Our IP-enabled services allow our customers to manage calls which are initiated by third parties to our customers and completed over the local service facilities of our customers’ existing telecommunications service providers. As such, our customers could not use our service unless they are also separately receiving telecommunications services from their own service provider. Certain decisions adopted by state commissions before the FCC issued its preemption order suggested an increased interest by some state commissions in regulating services that may be perceived as the functional equivalent of local phone service. If state regulators attempt to regulate the enhanced services that we provide or determine that the enhanced services that we provide are currently subject to their regulatory provisions, then we may be faced with substantially increased regulatory burdens and costs.

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

Our executive officers, directors and 5% stockholders together beneficially own approximately 69% of our common stock, including shares subject to options and warrants that confer beneficial ownership of the underlying shares. Accordingly, these stockholders, for the foreseeable future will continue to have significant influence over our affairs including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control will limit the ability of shareholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be the sole source of potential gain for our stockholders for the foreseeable future.

Item 8. Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item concerning our directors is incorporated by reference from the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2006, or the Proxy Statement. The information required by this Item concerning our executive officers is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Executive Officers, Directors and Key Employees.” The information required by this Item concerning our code of ethics is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Code of Ethics.” The information required by this Item concerning our equity compensation plan is set forth under Item 5 of this Annual Report on Form 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Signatures

(a) The following documents are being filed as part of this report:

(1) Consolidated Financial Statements

Reference is made to the Index to Consolidated Financial Statements of CallWave, Inc. appearing on page F-1 of this report.

(2) Consolidated Financial Statement Schedules

The following consolidated financial statement schedule of the Company for each of the fiscal years ended June 30, 2006, 2005, and 2004, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2006, 2005 and 2004

(3) Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

(3) Articles of Incorporation and By-laws

3.1(1)	Certificate of Incorporation of Registrant.

3.2(4)	Amended and Restated Certificate of Incorporation of the Registrant.

3.3(1)	Bylaws of the Registrant.

3.4(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation

(10) Material Contracts

10.1(1)	Lease Agreement dated April 1, 2001, by and between Liberty Telecom, LLC, and 200 South Virginia Investments, LLC.

10.2(1)	First Amendment to Lease Agreement dated December 17, 2002, by and between Liberty Telecom, LLC and 200 South Virginia Investments, LLC.

10.3(1)	Co-location Agreement dated September 1, 2003, by and between Colocation Gateways, LLC and Liberty Telecom, LLC.

10.4(1)	2004 Stock Incentive Plan.

10.5(1)	Select Account Network Services Agreement dated October 27, 2000, by and between Global Crossing Telecommunications, Inc. and the Registrant.

10.6(1)	Amendment No. 1 to Master Services Agreement dated April 2, 2002 by and between Global Crossing Telecommunications, Inc. and the Registrant.

10.7(1)	Enhanced Services Provider Access Service Agreement dated November 1, 1999, by and between Liberty Telecom, LLC and the Registrant, and Amendment No. 1 thereto dated January 1, 2002.

10.8(1)	Carrier Services Agreement dated May 29, 2001, by and between Qwest Communications Corporation and the Registrant.

10.9(2)	TransWork Services Agreement dated October 24, 2001, by and between TransWork Information Services Private Limited and the Registrant.

10.10(2)	SS7 Direct Service Agreement dated December 17, 2003, by and between MCI Worldcom Network Services, Inc. and Liberty Telecom, LLC.

10.11(2)	MCI Service Agreement dated April 8, 2004, by and between MCI Worldcom Communications, Inc. and the Registrant.

10.12(2)	Master Network Interconnection and Resale Agreement dated July 20, 2003, between Liberty Telecom, LLC and Central Telephone Company-Nevada dba Sprint of Nevada.

10.13(2)	Master Service Agreement dated April 30, 2004, by and between Level 3 Communications, LLC and Registrant.

10.14(1)	Earthlink Partner Agreement dated March 2003, by and between Earthlink, Inc., and the Registrant.

10.15(1)	First Amendment to Earthlink Partner Agreement dated January 6, 2004, by and between Earthlink, Inc. and the Registrant.

10.16(1)	Enhanced Service Billing and Information Management Services Agreement dated November 21, 2002, by and between Enhanced Services Billing, Inc. and the Registrant.

10.17(1)	OSG Print and Mail Fulfillment Services Agreement dated September 1, 2003, by and between Output Service Group and the Registrant.

10.18(1)	Payment Services Merchant Services Agreement dated June 29, 2004, by and between Level 3 Communications, LLC and the Registrant.

10.19(3)	First Addendum to Master Service Agreement dated June 29, 2004, by and between Level 3 Communications, LLC and the Registrant.

10.20(2)	Agreement between Nevada Bell and Liberty Telecom, LLC

10.21(6)	Standard Office Lease dated May 6, 2005, by and between Alan R. Porter and the Registrant.

10.22(6)	Standard Office Lease dated June 30, 2005, by and between Timm Properties II and the Registrant.

10.23(7)	First Amendment to 2004 Stock Incentive Plan.

10.24(8)	Employment Agreement dated December 13, 2005, by and between Joshua Fraser and the Registrant.

10.25(9)	Amended and Restated Employment Agreement dated April 7, 2006, by and between David F. Hofstatter and the Registrant.

10.26(10)	Second Amended and Restated Employment Agreement dated June 5, 2006, by and between Stephen Cordial and the Registrant.

10.27(11)	Employment Agreement dated June 1, 2006, by and between David S. Trandal and the Registrant.

10.28(11)	Employment Agreement dated June 1, 2006, by and between Colin Kelley and the Registrant.

10.29(11)	Employment Agreement dated June 1, 2006, by and between David Giannini and the Registrant.

(14)(6) Code of Ethics

(21) List of Subsidiaries

(23) Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

(31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-115438) on May 13, 2004 and incorporated herein by reference.
(2)	Previously filed in the Registrant’s Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-115438) filed on June 30, 2004 and incorporated herein by reference.
(3)	Previously filed in the Registrant’s Registration Statement Amendment No. 2 on Form S-1 (File No. 333-115438) filed on August 24, 2004 and incorporated herein by reference.
(4)	Previously filed in the Registrant’s Registration Statement Amendment No. 5 on Form S-1 (File No. 333-115438) filed on September 27, 2004 and incorporated herein by reference.
(5)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006 and incorporated herein by reference.
(6)	Previously filed in the Registrant’s Annual Report on Form 10-K filed on September 15, 2005 and incorporated herein by reference.
(7)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2005 and incorporated herein by reference.
(8)	Previously filed in the Registrant’s Current Report on Form 8-K filed on December 16, 2005 and incorporated herein by reference.
(9)	Previously filed in the Registrant’s Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference.
(10)	Previously filed in the Registrant’s Current Report on Form 8-K filed on June 5, 2006 and incorporated herein by reference.
(11)	Previously filed in the Registrant’s Current Report on Form 8-K filed on July 3, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date: September 26, 2006	By:	/S/ DAVID F. HOFSTATTER
David F. Hofstatter, President and Chief Executive Officer

Date: September 26, 2006	By:	/S/ MARK STUBBS
Mark Stubbs, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 22, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/S/ DAVID F. HOFSTATTER David F. Hofstatter	Director, President and Chief Executive Officer (Principal Executive Officer)	September 26, 2006

/S/ MARK STUBBS Mark Stubbs	Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2006

/S/ PETER V. SPERLING Peter V. Sperling	Chairman and Director	September 26, 2006

/S/ DAVID S. TRANDAL David S. Trandal	Director	September 26, 2006

/S/ JEFFREY O. HENLEY Jeffrey O. Henley	Director	September 26, 2006

/S/ MICHAEL S. NOLING Michael S. Noling	Director	September 26, 2006

/S/ JERRY MURDOCK Jerry Murdock	Director	September 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

CallWave, Inc.

We have audited the accompanying consolidated balance sheets of CallWave, Inc., as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CallWave, Inc., at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

August 4, 2006

CALLWAVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$24,040	$16,828
Marketable securities	36,907	39,996
Restricted cash	—	335
Accounts receivable; net of allowance for doubtful accounts of $574 and $370 at June 30, 2006 and 2005, respectively	2,834	5,676
Inventory	—	454
Prepaid income tax	88	113
Other current assets	973	476

Total current assets	64,842	63,878

Property and equipment, net	2,014	2,024
Intangible assets, net	533	—
Deferred tax asset	—	2,929
Other assets	66	414

Total assets	$67,455	$69,245

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$451	$801
Accrued payroll	735	1,014
Deferred revenue	92	1,587
Other current liabilities	1,515	1,447

Total current liabilities	2,793	4,849

Commitments and contingencies

Stockholders’ equity:
Common stock, $0 par value; 100,000 shares authorized; 20,800 and 19,799 shares issued and outstanding at June 30, 2006 and 2005, respectively	72,119	70,296
Deferred compensation	—	(545)
Other comprehensive loss	(143)	(24)
Accumulated deficit	(7,314)	(5,331)

Total stockholders’ equity	64,662	64,396

Total liabilities and stockholders’ equity	$67,455	$69,245

See accompanying notes.

CALLWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended June 30,
	2006	2005	2004
Revenues	$36,594	$45,518	$38,886
Cost of sales	13,088	13,026	11,673

Gross profit	23,506	32,492	27,213
Operating expenses:
Sales and marketing	6,293	9,533	5,987
Research and development	6,805	6,868	5,294
General and administrative	11,508	7,622	4,985
Loss on disposal of property and equipment	23	4	30
Impairment of long-lived assets	253	—	—

Total operating expenses	24,882	24,027	16,296

Operating income (loss)	(1,376)	8,465	10,917
Interest income, net of expense	2,479	1,032	93

Income before income taxes	1,103	9,497	11,010
Income tax expense (benefit)	3,086	(2,105)	(505)

Net income (loss)	$(1,983)	$11,602	$11,515

Net income (loss) per share:
Basic	$(0.10)	$0.72	$1.96
Diluted	$(0.10)	$0.57	$0.73
Weighted-average common shares outstanding:
Basic	20,615	16,171	5,886
Diluted	20,615	20,295	15,674

See accompanying notes.

CALLWAVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Deferred Compensation	Other Compre- hensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2003	648	$83	2,829	$1,691	1,229	$1,472	1,706	$4,077	7,819	$21,438	5,572	$2,610	$(198)	$—	$(28,448)	$2,725
Exercise of stock options and warrants	—	—	—	—	—	—	—	—	—	—	795	663	—	—	—	663
Deferred compensation	—	—	—	—	—	—	—	—	—	—	—	677	(677)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—	572	—	—	572
Non-employee equity compensation	—	—	—	—	—	—	—	—	—	—	—	48	—	—	—	48
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,515	11,515

Balance at June 30, 2004	648	83	2,829	1,691	1,229	1,472	1,706	4,077	7,819	21,438	6,367	3,998	(303)	—	(16,933)	15,523
Exercise of stock options and warrants	—	—	—	—	—	—	—	—	—	—	893	1,882	—	—	—	1,882
Deferred compensation	—	—	—	—	—	—	—	—	—	—	—	430	(430)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—	173	—	—	173
Non-employee equity compensation	—	—	—	—	—	—	—	—	—	—	—	—	15	—	—	15
Conversion of preferred into common stock	(648)	(83)	(2,829)	(1,691)	(1,229)	(1,472)	(1,706)	(4,077)	(7,819)	(21,438)	8,539	28,761	—	—	—	—
Proceeds from initial public offering net of expenses	—	—	—	—	—	—	—	—	—	—	4,000	35,225	—	—	—	35,225
Unrealized losses on available for sale investments	—	—	—	—	—	—	—	—	—	—	—	—	—	(24)	—	(24)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,602	11,602

Comprehensive income																11,578

Balance at June 30, 2005	—	—	—	—	—	—	—	—	—	—	19,799	70,296	(545)	(24)	(5,331)	64,396
Exercise of stock options and warrants	—	—	—	—	—	—	—	—	—	—	1,001	1,825	—	—	—	1,825
Elimination of deferred compensation due to adoption of FAS 123R	—	—	—	—	—	—	—	—	—	—	—	(545)	545	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	543	—	—	—	543
Unrealized losses on available for sale investments	—	—	—	—	—	—	—	—	—	—	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,983)	(1,983)

Comprehensive loss																(2,102)

Balance at June 30, 2006	—	$—	—	$—	—	$—	—	$—	—	$—	20,800	$72,119	$—	$(143)	$(7,314)	$64,662

See accompanying notes.

CALLWAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(1,983)	$11,602	$11,515
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	778	801	758
Loss on disposal of property and equipment	23	4	30
Stock based compensation expense	543	188	620
Deferred income taxes	2,929	(1,265)	(1,664)
Bad debt expense	2,445	1,487	1,146
Inventory write-off	314	—	—
Impairment of long lived assets	359	—	—
Other items	48	—	—
Changes in operating assets and liabilities:
Restricted cash	335	—	(335)
Accounts receivable, net of bad debt expense	397	(3,473)	(1,817)
Inventory	140	(454)	—
Prepaid income tax	25	(113)	—
Other assets	(456)	116	(730)
Accounts payable	(350)	(444)	340
Accrued payroll and other liabilities	(221)	1,160	530
Deferred revenues	(1,495)	(814)	(637)
Income taxes payable	10	(1,158)	1,158

Net cash provided by operating activities	3,841	7,637	10,914

Cash flows from investing activities:
Purchase of intangible assets	(550)	—	—
Net (increase) decrease in marketable securities	2,970	(33,017)	(7,003)
Purchases of property and equipment	(822)	(1,086)	(767)

Net cash provided by (used) in investing activities	1,598	(34,103)	(7,770)

Cash flows from financing activities:
Exercises of stock options and warrants	1,773	1,882	663
Proceeds from initial public offering	—	37,200	—
Costs incurred in initial public offering	—	(1,975)	—

Net cash provided by financing activities	1,773	37,107	663

Net increase in cash and cash equivalents	7,212	10,641	3,807
Cash and cash equivalents at beginning of the period	16,828	6,187	2,380

Cash and cash equivalents at end of the period	$24,040	$16,828	$6,187

Supplemental disclosures of cash flow information
Cash paid for:
Income taxes	$1	$431	$1
Interest	—	1	—
Supplemental schedule of non-cash transactions
Equity based deferred compensation	$—	$430	$677

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

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The primary accounts that are particularly sensitive to changes in estimates are the allowance for doubtful accounts, net realizable value of inventory, net realizable value of investments, and the valuation allowance for deferred taxes. Actual results could differ from those estimates.

Cash equivalents—All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

Marketable securities—Marketable securities consist of investment grade government agency and corporate debt securities. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income.

Fixed assets—Fixed assets are stated at cost less accumulated depreciation. Fixed assets are depreciated using the straight-line method over their estimated useful lives.

Fair value of financial instruments—Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying values of these instruments approximate fair value due to their short-term nature.

Inventories— Inventories consist of finished goods and are stated at the lower of cost or market, cost being determined under the first-in, first-out method. Inventory at June 30, 2006 and 2005 consisted of the following:

	As of June 30,
	2006	2005
CallWave inventory	$—	$247,000
Inventory at distributors	—	207,000

Total inventory	$—	$454,000

Management’s judgment is required in determining net realizable value and the extent of any write-off of the Company’s inventory. Judgment is also required in determining the collectability of amounts that are due from distributors as a result of selling inventory to end customers.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of credit risk—Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. Concentration of credit risk is generally diversified due to the large number of customers composing the Company’s customer base. The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The net receivable from the vendor at June 30, 2006 and 2005 was $2,342,000 and $5,152,000, respectively.

The Company maintains its cash balances in financial institutions located in California and Nevada. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s cash balances exceed the maximum amount insured.

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

Revenue recognition. The Company earns revenues primarily from paid subscriber services and to a lesser extent, fees earned from local exchange carrier call termination access charges and the offering of third-party products and services to subscribers.

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. Revenue is recognized beginning when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the fees are fixed and determinable and collection is reasonably assured. Subscriber revenues consist mainly of monthly recurring subscription fees. Revenue is recognized ratably over the subscription period when the SAB 104 criteria are met.

In addition to the direct relationship that the Company has with the majority of its paid subscribers, the Company also has indirect relationship agreements with Internet service providers (ISPs) and other companies whereby those companies’ customers are offered a co-branded subscription service. When the agreement provides that the Company is the party responsible for providing the service, has control over the fees charged to customers and bears the credit risk, the Company records the gross amount billed as revenue in accordance with Emerging Issues Task Force 99-19 (EITF 99-19), Reporting Revenues Gross as a Principal Versus Net as an Agent. When the agreement provides that the Company receives a net payment from the co-branding partners based upon the number of their customers registered for CallWave services, the Company records the net amount received as revenue in accordance with EITF 99-19.

In the third quarter of fiscal 2005, the Company purchased prepaid phones and phone cards with the intention of reselling them with a 30-day free trial of application-based services and the Company entered into an agreement to sell the prepaid phones and a portion of the phone cards to a distributor. Revenue from the sale of prepaid phones and phone cards is recognized when the SAB 104 criteria are met. The Company recognizes sales to distributors on a sell-through basis and when the cash is collected from the distributor and has recognized $233,000 and $185,000 of revenue related to the sales to this distributor in the years ended June 30, 2006 and 2005. These transactions contain multiple elements, including the phone, the minutes, and the CallWave service,

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to which the Company has applied EITF 00-21, Revenue Arrangements with Multiple Deliverables. The various elements of the arrangement are separable and each element is recognized separately in accordance with SAB 104. In accounting for multiple deliverables, management’s judgment is necessary when identifying the nature of deliverables in an arrangement as well as measuring and allocating fair value to the multiple deliverables. This program was cancelled in the second quarter of fiscal 2006 and remaining inventories of approximately $46,000 were completely written off.

Deferred revenue—Deferred revenue consists of customer prepayments of subscription fees, which will be earned in the future under agreements existing at the balance sheet date. Deferred revenue is amortized ratably over the period in which services are provided. In addition, install fees are recorded as deferred revenues and amortized to revenue over the expected period of performance, or the estimated average customer subscription life.

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

Advertising cost—Advertising costs are expensed as incurred. Advertising expense was $2,150,000, $6,485,000 and $3,755,000 for the years ended June 30, 2006, 2005, and 2004, respectively.

Software development costs—Costs of software developed to be sold or licensed to the external market are accounted for under Statement of Financial Accounting Standards SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Under SFAS 86, the Company expenses the costs of research, including pre-development efforts prior to establishing technological feasibility, and costs incurred for training and maintenance. Software development costs are capitalized when technological feasibility has been established and anticipated future revenues assure recovery of the capitalized amounts. Because of the relatively short time period between technological feasibility and product release, and the insignificant amount of cost incurred during such period, the Company has not capitalized any software development costs to date.

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

Income taxes—Income taxes are recorded in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Share-Based Compensation—The Company adopted FAS 123(R), Share-Based Payment, using the modified-prospective-transition-method as of July 1, 2005. Historically, the Company elected to account for employee stock compensation under the fair value method in accordance with SFAS 123, Accounting for Stock-Based Compensation, and had reflected compensation expense related to the fair value of options issued to employees in the statement of operations. See further discussion in Note 8.

Comprehensive (loss) income: Comprehensive net (loss) income was $(2,102,000), $11,578,000 and $11,515,000 for the years ended June 30, 2006, 2005 and 2004, respectively. The comprehensive net (loss) income differs from the net (loss) income by the net unrealized gain or loss on short-term investments.

Net (loss) income per share—The Company computes net (loss) income per share in accordance with SFAS 128, Earnings per Share. Under the provisions of SFAS 128, basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon exercise of stock options and warrants and conversion of convertible preferred stock. The dilutive effect of outstanding stock options and warrants is reflected in diluted income per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Fiscal Year ended June 30,
	2006	2005	2004
	(in thousands, except per share data)
Basic and diluted net income per share:
Net (loss) income attributable to common stockholders	$(1,983)	$11,602	$11,515
Weighted-average common shares outstanding	20,615	16,171	5,886
Effect of dilutive securities:
Add: Stock options and warrants	—	1,996	1,249
Add: Convertible preferred shares	—	2,128	8,539

Weighted-average common shares outstanding for diluted calculation	20,615	20,295	15,674

Net (loss) income per share:
Basic	$(0.10)	$0.72	$1.96
Diluted	$(0.10)	$0.57	$0.73

Options to purchase 2,427,318 shares and warrants to purchase 120,180 shares were outstanding at June 30, 2006. These options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive due to the current year net loss. Options to purchase 218,000 and 16,620 shares with exercise prices equal to or greater than the average fair value of common stock were outstanding at June 30, 2005 and 2004, respectively. These options were also excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “accounting for Certain Hybrid Financial Instruments – an amendment of FASB statements No. 133 and 140,” which amends FASB Statements No. 133, “accounting for Derivative Instruments and Hedging Activities,” and No. 140 to clarify and define appropriate treatment for hybrid financial instruments. The effective date of this statement is the first fiscal year that begins after September 15, 2006. Management does not believe the adoption of this statement will have a significant impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The effective date of this statement is the first fiscal year that begins after September 15, 2006. Management does not believe the adoption of this statement will have a significant impact on the Company’s financial statements.

In March 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of this interpretation is the first fiscal year that begins after December 15, 2006. Management is currently evaluating the impact FIN 48 will have on the Company’s financial statements.

3. Marketable Securities

The Company considers its investment portfolio and marketable equity investments to be available-for-sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Realized gains totaled $17,081 for the fiscal year ended June 30, 2006 and $0 for the fiscal years ended June 30, 2005 and 2004. There were no realized losses. The cost of securities sold is based on the specific identification method. The fair values of available-for-sale investments by type of security, contractual maturity, and classification in the balance sheets are as follows (in thousands):

June 30, 2006	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Type of security:
Corporate debt securities	$56,153	$3	$36	$56,120
U.S. Treasury securities and obligations of U.S. government agencies	3,000	3	113	2,890
Other interest bearing securities	—	—	—	—

Total debt securities	$59,153	$6	$149	$59,010

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Type of security:
Corporate debt securities	$29,620	$—	$14	$29,606
U.S. Treasury securities and obligations of U.S. government agencies	12,895	3	13	12,885
Other interest bearing securities	10,925	—	—	10,925

Total debt securities	$53,440	$3	$27	$53,416

	As of June 30,
	2006	2005
Contractual maturity:
Maturing in one year or less	$41,742	$38,944
Maturing after one year through three years	6,543	14,472
Maturing after three year	10,725	—

Total debt securities	$59,010	$53,416

	As of June 30,
	2006	2005
Classification in balance sheets:
Cash and cash equivalents	$22,103	$13,420
Marketable securities	36,907	39,996

Total debt securities	$59,010	$53,416

The primary objectives for the Company’s fixed income investment portfolio are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

4. Property and Equipment

Property and equipment, at cost, consists of the following:

		As of June 30, (in thousands)
	Useful Life	2006	2005
Software	3 years	$607	$723
Office equipment	5 years	45	70
Furniture & fixtures	5 years	232	190
Computers, machinery and equipment	5 years	3,973	4,219
Leasehold improvements	Shorter of lease term or 5 years	289	220

		5,146	5,422
Less accumulated depreciation		(3,132)	(3,398)

Property and equipment, net		$2,014	$2,024

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense on fixed assets was $761,000, $801,000 and $758,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

5. Intangible Assets

In March, 2006, the Company entered into a license agreement with Web Telephony, Inc., to use certain patent rights and the up front license payments were classified as intangible assets. In January, 2006, the Company entered into a license agreement with an independent software company to use certain software programs and related intellectual property in CallWave’s products. The Company is amortizing the cost of these intangible assets on a straight-line basis. The weighted average amortizable life of the patent licenses is 15.7 years.

Intangible assets consist of the following:

	As of June 30, (in thousands)
	2006	2005
Amortized intangible assets:
Purchased licenses, at cost	$550	$—
Less: accumulated amortization	(17)	—

Intangible assets, net	$533	$—

Estimated future amortization expense is as follows:

Years ending June 30, (in thousands)
2007	$53
2008	53
2009	36
2010	36
2011	36

6. Related Party Transactions

In February 2004, the Company entered into an agreement with Insight Venture Management, LLC, an affiliate of Insight Venture Associates IV, LLC, a stockholder of the Company, to make available to it certain of Insight’s business development personnel to assist the Company with market assessment, research and analysis. Under the terms of this agreement, the Company agreed to pay Insight $75,000 for one year, payable in four quarterly installments at the end of each calendar quarter. The price paid in this transaction was determined by management considering the market rate for business development personnel possessing similar skills and experience. The Company terminated this agreement in February 2005.

7. Stockholders’ Equity

Common Stock

As of June 30, 2006, the Company is authorized to issue 100,000,000 shares of common stock. As of June 30, 2006, 2,547,498 shares of common stock are reserved for 120,180 warrants and 2,427,318 stock options issued and outstanding.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Convertible Preferred Stock

In 1998, the Company issued 648,005 shares of Series A convertible preferred stock at a price of $0.33333 per share. From May through July 1999, the Company issued 2,828,727 shares of Series B convertible preferred stock at a price of $0.60 per share. From August through September 1999, the Company issued 1,229,166 shares of Series C convertible preferred stock at a price of $1.20 per share. From December 1999 through April 2000, the Company issued 1,705,696 shares of Series D convertible preferred stock at a price of $2.40 per share. From October 2000 through August 2001, the Company issued 7,819,347 shares of Series E convertible preferred stock at a price of $2.71 per share, which included conversion of a $2,000,000 convertible note plus accrued interest into 763,665 shares and $5.8 million in bridge loans and accrued interest which converted into 2,295,351 shares.

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

During the year ended June 30, 2005, all preferred shares were converted to common stock.

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

Warrants

As of June 30, 2006, the Company has issued and outstanding warrants to purchase up to 120,180 shares of common stock at exercise prices of between $0.55 – $4.00. The Company had 292,680 warrants issued and outstanding at June 30, 2005, and 172,500 warrants were exercised during the year ended June 30, 2006. The Company had 840,555 warrants issued and outstanding at June 30, 2004, and 517,875 warrants were exercised and 30,000 warrants were cancelled during the year ended June 30, 2005.

8. Share-Based Payments

FAS 123(R) Adoption

At June 30, 2006 the Company had three stock-based employee compensation plans which are described more fully below. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended September 30, 2005 includes the compensation expense that had been

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized under FAS 123 reduced by the amount of (a) estimated forfeitures related to the share-based payments granted prior to, but not yet vested as of July 1, 2005, and (b) estimated forfeitures for all share based payments granted subsequent to July 1, 2005. Results for prior periods have not been restated.

FAS 123(R) requires companies to record as paid-in-capital any tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options unless the company has net operating losses. In accordance with FAS 123(R) guidance regarding companies with net operating losses, the Company will not record any excess tax benefits until the deduction actually reduces taxes payable.

Stock Option Plans

As of June 30, 2006, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. Shares reserved under these plans at June 30, 2006, consist of 2,689,933 shares, 2,250,000 shares and 1,350,000 shares authorized of which 1,262,313, 891,665 and 273,340 options are outstanding under the 2004, 2000 and 1999 Option Plans, respectively.

The Company’s Board of Directors grants options at an exercise price equal to the fair market value of the Company’s common stock at the date on which the grant is approved by the Board. Stock option grants under the 2000 and 1999 Option Plans generally have a term of ten years from the date on which the grant is approved by the Board and option grants under the 2004 Plan generally have a term of five years from the date on which the grant is approved by the Board of Directors. Vesting terms for most options are one-eighth after six months, and one-forty-eighth per month thereafter, becoming fully vested in four years.

The Company accounts for stock-based compensation in accordance with the provision of SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The fair value of stock options granted is estimated using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The Company computes expected volatility based on a combination of both historical volatility and market-based implied volatility, as management believes that the combination provides a more accurate estimate of future volatility. Expected volatility for options issued in fiscal year 2004 was 0% due to the use of the minimum-value method. The expected term represents the period of time that the stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards. Due to the inherent uncertainty in valuing awards for publicly-traded stock as of the grant date, given that such awards will be exercised, purchased or sold at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated at the grant date.

	Fiscal Year Ended June 30,
	2006	2005	2004
Expected volatility	50.00%	25.11%	0.00%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	4.0	4.0	4.0
Risk-free rate	4.12% – 5.14%	3.35% – 4.50%	3.83% – 4.73%

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the Option Plans as of June 30, 2006, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2005	2,502,170	$3.48
Granted	1,114,628	4.40
Exercised	(828,317)	1.68
Forfeited or expired	(361,163)	7.77

Outstanding at June 30, 2006	2,427,318	$3.88	5.87	$1,611

Exercisable at June 30, 2006	1,276,345	$3.41	2.96	$1,441

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year ended June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the years ended June 30, 2006, 2005, and 2004, was $2.23 million, $1.65 million, and $0, respectively. The weighted-average grant-date fair value of options granted during the years ended June 30, 2006, 2005, and 2004 was $2.03, $2.07, and $0.73, respectively.

A summary of the status of the nonvested shares as of June 30, 2006, and changes during the year ended June 30, 2006, is presented below:

Options	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at July 1, 2005	828,737	$1.36
Granted	1,053,076	2.02
Vested	(450,242)	2.02
Forfeited or expired	(280,598)	1.57

Nonvested at June 30, 2006	1,150,973	1.86

As of June 30, 2006, there was $2.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Option Plans. That cost is expected to be recognized over a weighted-average period of 2.43 years. The total fair value of shares vested during the year ended June 30, 2006 was $821,000.

Deferred Compensation

The Company recorded aggregate deferred compensation of $430,000 and $677,000 for the years ended June 30, 2005 and 2004, in connection with stock options issued to employees. Under FASB Statement No. 123(R), Share-Based Payment, this gross-up of stockholders’ equity is no longer permitted. Accordingly, the deferred compensation account was netted against the common stock account upon adoption of Statement 123(R).

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total share-based compensation expense recognized for the years ended June 30, 2006, 2005 and 2004, was $543,000, $173,000 and $572,000, respectively.

9. Investment in Minority Owned Company

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

10. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases. Rental expense under operating lease agreements was $521,000, $446,000 and $447,000 for the years ended June 30, 2006, 2005, and 2004, respectively.

Future minimum commitments remaining under these agreements as of June 30, 2006, are as follows:

Fiscal Year Ending June 30:	Minimum Commitment
(in thousands)
2007	$604
2008	600
2009	435
2010	429
2011	36

Other Commitments and Contingencies

The Company has long-distance service agreements with five carriers. As of June 30, 2006, minimum obligations under these agreements due within one year total $577,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of June 30, 2006, minimum obligations due within one year under agreements with providers of billing and collection services and outsourced customer support total $676,000.

See Note 13 for a discussion of litigation.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

The provision for income taxes consists of the following for each of the periods ended:

	June 30,
	2006	2005	2004
	(in thousands)
Current federal provision	$—	$255	$903
Current state	1	—	256
Deferred (benefit)	3,085	(2,360)	(1,664)

	$3,086	$(2,105)	$(505)

The difference between the effective tax rates and the statutory tax rates are reconciled as follows:

	June 30,
	2006	2005	2004
	(in thousands)
Statutory rate applied to income before provision for income taxes	$375	$3,229	$3,738
State taxes, net of Federal and other tax benefits	93	570	660
Non deductible expenses	326	93	252
Alternative minimum tax	—	199	—
Utilization of net operating loss and other tax benefit carryforwards	(637)	(3,028)	(3,491)
Change in valuation allowance	2,929	(3,168)	(1,664)

	$3,086	$(2,105)	$(505)

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities is presented below:

	June 30,
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$2,533	$3,779
Tax credits	2,312	2,105
Equity compensation	530	422
Other	460	355

Total deferred tax assets	5,835	6,661
Deferred tax liabilities:
Depreciation	(183)	(181)
Valuation allowance	(5,652)	(3,551)

Net deferred taxes	$—	$2,929

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Use of net operating loss and other carryforwards are limited by the “change of ownership” rules described below. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The net increase in the valuation allowance for the fiscal year ended June 30, 2006, was approximately $2.1 million due to management’s determination that it is more likely than not that the deferred tax asset will not be realized. The valuation allowance decreased by $6.4 million during the year ended June 30, 2005 primarily due to the current utilization of net operating loss and tax credit carryforwards during each period, and the expected benefit of future net operating loss and tax credit carryforwards that the Company believed would be utilized in the next two fiscal years based on the most recently projected taxable income.

As of June 30, 2006, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $7.3 million and $18 million respectively. The losses begin to expire in fiscal year 2010. In addition, the Company has available tax credit carryforwards of approximately $1.4 million and $0.6 million for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2009. California tax credits can be carried over indefinitely.

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

12. Employee Benefit Plan

The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. In 2005, the Company began to match employees’ contributions at 50% of the employee’s contribution to a maximum of $1,000 per year per employee. Through June 30, 2006 and 2005, the Company has matched employee contributions to the 401(k) savings plan totaling approximately $75,000 and $34,000, respectively.

13. Litigation

On July 1, 2005, Catch Curve, Inc., a Delaware corporation, or Catch Curve, a wholly owned subsidiary of j2 Global Communications, Inc., filed a complaint against the Company in the United States District Court for the Central District of California (Action No. CV05-4819), or the Action, alleging that the Company’s operations infringe U.S. Patents No 6,785,021, U.S. Patent No. 6,643,034, U.S. Patent No. 5,291,302, and U.S. Patent No. 4,994,926. Management does not believe that CallWave’s present operations infringe the asserted patents or that the asserted patents are valid or enforceable and intends to vigorously defend the lawsuit. Trial is set for October 2007.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 24, 2004, j2 Global Communications, Inc., or j2, filed a complaint against the Company in the United States District Court for the Central District of California (Action No. CV04-7068), or the Action, alleging that CallWave’s operations infringe U.S. Patent No. 6,350,066, and later amended its complaint to allege that CallWave’s operations infringe U.S. Patents Nos. 6,208,638, 6,564,321, and 6,857,074. Two of the patents at issue in this case are being re-examined by the PTO. On January 11, 2006, the Court stayed the action until resolution of the re-examinations before the PTO. Management does not believe that CallWave’s present operations infringe the asserted patents or that the asserted patents are valid or enforceable and intends to vigorously defend the lawsuit. Management expects the Court to set a trial date once the re-examination proceedings have concluded.

In September 2004, the Company received a letter from America Online, Inc., in which AOL offered to grant to CallWave a license to U.S. Patent No. 5,809,128, or the ‘128 patent. CallWave and AOL are engaged in business discussions at the present time, and it is unclear how those negotiations will be concluded. Management does not believe that CallWave’s present operations infringe the asserted patents. By reason thereof, management presently does not believe it is probable that the Company will suffer a material loss by reason of this matter.

In the event of an adverse result in the j2 litigation, the AOL litigation, the Catch Curve litigation, or in any other litigation between the Company and third parties that may arise in the future with respect to intellectual property rights relevant to the Company’s services, the Company could be required to pay substantial damages, including treble damages if a court determines that the Company has willfully infringed a third party’s patent rights, to cease the use and sale of infringing services, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. The Company cannot be certain that licenses will be available on commercially reasonable terms, or at all, from j2, AOL or Catch Curve, or any third party that has such intellectual property claims against the Company. In addition, litigation frequently involves substantial expenditures and can require significant management attention even if the Company ultimately prevails. Accordingly, the Company cannot predict whether the j2 litigation, the AOL litigation or the Catch Curve litigation will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. Due to the early stage of these three actions, and because neither j2, nor AOL, nor Catch Curve has sought specified damages, the Company cannot determine with precision the outcome of the litigation or any costs or payments resulting from the litigation or the settlement of any of those actions. Accordingly, no provision for any loss which may result from the j2 litigation, the AOL litigation or the Catch Curve litigation has been recorded in the accompanying financial statements. In the future, the Company and its subsidiaries may encounter legal claims in the normal course of business. In the opinion of the Company, the costs associated with the resolution of existing legal claims cannot be precisely estimated at this time, and the Company has not yet determined whether such costs will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Quarterly information (Unaudited)

	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
	(in thousands, except per share data)
Revenues	$10,572	$9,538	$8,801	$7,683
Gross profit	6,811	6,148	5,676	4,871
Operating income (loss)	1,061	301	(924)	(1,561)
Income tax expense (benefit)	633	2,296	156	1
Net income (loss)	932	(1,417)	(421)	(1,077)
Net income per share – basic	$0.05	$(0.07)	$(0.02)	$(0.05)
Net income per share – diluted	$0.04	$(0.07)	$(0.02)	$(0.05)

	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Revenues	$11,045	$11,669	$11,194	$11,610
Gross profit	7,843	8,727	8,177	7,745
Operating income	2,783	2,456	1,581	1,645
Income tax expense (benefit)	(66)	(1,643)	(347)	(49)
Net income	2,901	4,365	2,272	2,064
Net income per share – basic	$0.44	$0.23	$0.12	$0.10
Net income per share – diluted	$0.17	$0.20	$0.11	$0.10

Item 15. Exhibits, Financial Statement Schedules and Signatures

SCHEDULE II

Valuation And Qualifying Accounts

For the Fiscal Years Ended June 30, 2006, 2005 and 2004

Years Ended June 30,	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
	(in thousands)
2006
Allowance for doubtful accounts	$370	$2,445	$(2,241)	$574
Inventory reserve	75	—	(29)	46
2005
Allowance for doubtful accounts	$402	$1,487	$(1,519)	$370
Inventory reserve	—	75	—	75
2004
Allowance for doubtful accounts	$272	$1,146	$(1,016)	$402

S-1