Form 10-Q
period 2006-09-30
CALLWAVE INC
filed 2006-11-13
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

At October 20, 2006, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 20,813,858.

CALLWAVE INC.

Form 10-Q

For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALLWAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of September 30, 2006	As of June 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,515	$24,040
Marketable securities	36,932	36,907
Accounts receivable; net of allowance for doubtful accounts of $352 and $574, respectively	3,486	2,834
Prepaid income tax	88	88
Other current assets	560	973

Total current assets	65,581	64,842

Property and equipment, net	2,147	2,014
Intangible assets, net	519	533
Other assets	66	66

Total assets	$68,313	$67,455

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$1,415	$451
Accrued payroll	931	735
Deferred revenue	944	92
Other current liabilities	1,384	1,515

Total current liabilities	4,674	2,793

Commitments and contingencies

Stockholders’ equity:
Common stock, $0 par value; 100,000 shares authorized at September 30, 2006 and June 30, 2006, respectively; 20,803 and 20,800 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	72,384	72,119
Other comprehensive loss	(39)	(143)
Accumulated deficit	(8,706)	(7,314)

Total stockholders’ equity	63,639	64,662

Total liabilities and stockholders’ equity	$68,313	$67,455

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2006	2005
	(unaudited)
Revenues	$6,535	$10,572
Cost of sales	2,230	3,761

Gross profit	4,305	6,811

Operating expenses (1):
Sales and marketing	1,540	1,611
Research and development	1,632	1,577
General and administrative	3,325	2,319
Impairment of long-lived assets	—	243

Total operating expenses	6,497	5,750

Operating income (loss)	(2,192)	1,061
Interest income	800	504

Income (loss) before income taxes	(1,392)	1,565
Income tax expense	—	633

Net income (loss)	$(1,392)	$932

Net income (loss) per share:
Basic	$(0.07)	$0.05
Diluted	$(0.07)	$0.04

Weighted-average common shares outstanding:
Basic	20,802	20,374
Diluted	20,802	21,170
___________
(1) Includes stock-based compensation as follows:
Sales and marketing	$46	$50
Research and development	75	30
General and administrative	138	27

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,392)	$932
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	194	217
Bad debt expense	249	542
Realized gain on sale of marketable securities	(5)	—
Impairment of long-lived assets	—	243
Share based compensation	259	107
Deferred income taxes	—	634
Inventory write-off	—	314

Changes in operating assets and liabilities:
Accounts receivable, net of bad debt expense	(901)	267
Inventory	—	140
Prepaid income tax	—	(223)
Other assets	361	292
Accounts payable	964	(3)
Accrued payroll and other liabilities	75	102
Deferred revenues	852	(189)
Income taxes payable	(10)	2

Net cash provided by operating activities	646	3,377

Cash flows from investing activities:
Purchases of marketable securities	(27,517)	(3,180)
Sales of marketable securities	27,601	16,465
Purchases of property and equipment	(313)	(60)

Net cash provided by (used in) investing activities	(229)	13,225

Cash flows from financing activities:
Proceeds from exercises of stock options and warrants	58	1,453

Net cash provided by financing activities	58	1,453

Net increase in cash and cash equivalents	475	18,055
Cash and cash equivalents at beginning of the period	24,040	16,828

Cash and cash equivalents at end of the period	$24,515	$34,883

Supplemental disclosures of cash flow information
Cash paid for:
Income taxes	$—	$223

See accompanying notes.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Basis of Presentation

The accompanying condensed consolidated interim financial statements of CallWave, Inc., and its wholly owned subsidiaries (CallWave, or “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s annual report on Form 10-K for the year ended June 30, 2006. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Examples include the estimate of useful lives of property and equipment, the valuation of stock-based compensation, the allowance for doubtful accounts, and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth therein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2006 annual report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2006. Interim results are not necessarily indicative of the results for a full year.

Reclassifications— In the Company’s quarterly financial statements for the three months ended September 30, 2005, all of the costs associated with the Company’s customer care subdivision were grouped with sales and marketing on the Condensed Consolidated Statements of Operations. Since customer care is a subdivision of operations, and the Company has traditionally allocated operations costs across sales and marketing, research and development, and general and administrative operating expenses, the Company included customer care with operations before making the allocation for the current period presentation. Prior periods have been changed to conform to this presentation. The reclassification did not impact operating income (loss) or net income (loss), working capital or net cash provided by operating activities as previously reported.

Principles of consolidation—The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

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

The primary accounts that are particularly sensitive to changes in estimates are the allowance for doubtful accounts, net realizable value of inventory, the valuation of stock-based compensation, net realizable value of investments, and the valuation allowance for deferred taxes. Actual results could differ from those estimates.

Share-based compensation—The Company adopted SFAS 123(R), Share-Based Payment, using the modified-prospective-transition-method as of July 1, 2005. Historically, the Company elected to account for employee stock compensation under the fair value method in accordance with SFAS 123, Accounting for Stock-Based Compensation, and had reflected compensation expense related to the fair value of options issued to employees in the condensed consolidated statements of operations. See further discussion in Note 3.

Revenue recognition—The Company earns revenues primarily from paid subscriber services and to a lesser extent, fees earned from local exchange carrier call termination access charges and the offering of third-party products and services to subscribers.

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. Revenue is recognized beginning when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the fees are fixed and determinable and collection is reasonably assured. Subscriber revenues consist mainly of monthly recurring subscription fees. Revenue is recognized ratably over the subscription period when the

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

SAB 104 criteria are met. Revenues and associated expenses are deferred and recognized over the associated service period. Associated expenses are deferred only to the extent of such deferred revenue. During the quarter ended September 30, 2006, the Company refined the assumptions used for the amortization of deferred revenue and the associated costs. The effect on revenue of refining these assumptions, which was treated as a change in estimate in accordance with U.S. generally accepted accounting principles (“GAAP”), was a reduction in revenue of $594,000 for the three months ended September 30, 2006. These refined assumptions also reduced cost of sales by $214,000 and increased net loss by $380,000, or $0.02 per share. The change in estimate relates to more timely and accurate information made available by the Company’s third party billing provider.

In addition to the direct relationship that the Company has with the majority of its paid subscribers, CallWave also has indirect relationship agreements with Internet service providers (ISPs) and other companies whereby those companies’ customers are offered a co-branded subscription service. When the agreement provides that CallWave is the party responsible for providing the service, has control over the fees charged to customers and bears the credit risk, CallWave records the gross amount billed as revenue in accordance with Emerging Issues Task Force 99-19 (EITF 99-19), Reporting Revenues Gross as a Principal Versus Net as an Agent. When the agreement provides that CallWave receives a net payment from the co-branding partners based upon the number of their customers registered for CallWave services, the Company records the net amount received as revenue in accordance with EITF 99-19.

In the third quarter of fiscal 2005, the Company purchased prepaid phones and phone cards with the intention of reselling them with a 30-day free trial of application-based services and the Company entered into an agreement to sell the prepaid phones and a portion of the phone cards to a distributor. Revenue from the sale of prepaid phones and phone cards is recognized when the SAB 104 criteria are met. The Company recognizes sales to distributors on a sell-through basis and when the cash is collected from the distributor and has recognized $0 and $133,000 of revenue related to sales to this distributor in the quarters ended September 30, 2006 and 2005, respectively. These transactions contain multiple elements, including the phone, the minutes, and the CallWave service, to which the Company has applied EITF 00-21, Revenue Arrangements with Multiple Deliverables. The various elements of the arrangement are separable and each element is recognized separately in accordance with SAB 104. In accounting for multiple deliverables, management’s judgment is necessary when identifying the nature of deliverables in an arrangement as well as measuring and allocating fair value to the multiple deliverables. This program was cancelled in December of 2005.

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

Comprehensive net income (loss)—Comprehensive net income (loss) was $(1,288,000) and $874,000 for the three months ended September 30, 2006 and 2005, respectively. The comprehensive net income (loss) differs from the net income (loss) by the net unrealized gain or loss on short-term investments.

Software development costs—Costs of software developed to be sold or licensed to the external market are accounted for under Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Under SFAS 86, the Company expenses the costs of research, including pre-development efforts prior to establishing technological feasibility, and costs incurred for training and maintenance. Software development costs are capitalized when technological feasibility has been established and anticipated future revenues assure recovery of the capitalized amounts. Because of the relatively short time period between technological feasibility and product

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

release, and the insignificant amount of cost incurred during such period, the Company has not capitalized any software development costs to date.

Inventories—Inventories consist of finished goods and are stated at the lower of cost or market, cost being determined under the first-in, first-out method. During the three months ended September 30, 2005, the Company recorded an impairment allowance of $314,000 against the entire inventory to reduce the balance to its net realizable value of $0. Management’s judgement is required in determining net realizable value and the extent of any impairment to inventory.

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

Cash equivalents—All highly liquid investments with maturities of three months or less at date of purchase are considered to be cash equivalents. Cash equivalents consists primarily of money market funds and short term investment grade corporate debt.

Marketable securities—Marketable securities consist of investment grade government agency and corporate debt securities. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income. Investments are carried at cost until they are sold or there is evidence that changes in the business environment or other facts and circumstances suggest the investment may be other than temporarily impaired based on criteria outlined in FASB Staff Position Nos. FAS 115-1 and FAS 124-1 and on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.

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

Investments in minority owned companies—The Company accounts for investments in minority interests of other companies over which it does not exercise significant influence on the cost method in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired based on criteria outlined in FASB Staff Position Nos. FAS 115-1 and FAS 124-1 and on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.

Valuation of acquired intangible assets—Intangible assets are accounted for under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires the Company to record intangible assets at their fair value. Historically, the Company has used the cash purchase price at the time of acquisition as the best indicator of fair value. SFAS 142 also requires the Company to periodically evaluate the carrying value of intangible assets to determine if an impairment loss should be recorded under Statement of Financial Accounting Standards (SFAS) No. 144. In accordance with Statement 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Net income (loss) per share—The Company computes net income (loss) per share in accordance with SFAS 128, Earnings per Share. Under the provisions of SFAS 128, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon exercise of stock options and warrants and conversion of convertible preferred stock. The dilutive effect of outstanding stock options and warrants is reflected in diluted income (loss) per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended September 30,
	2006	2005
	(in thousands, except per share data)
Basic and diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$(1,392)	$932
Weighted-average common shares outstanding	20,802	20,374
Effect of dilutive securities:
Add: Stock options and warrants	—	796
Add: Convertible preferred shares	—	—

Weighted-average common shares outstanding for diluted calculation	20,802	21,170

Net income (loss) per share:
Basic	$(0.07)	$0.05
Diluted	$(0.07)	$0.04

Options to purchase 3,176,000 shares and warrants to purchase 120,000 shares were outstanding at September 30, 2006. These options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive due to the current period net loss. Options to purchase 1,073,000 and 154,000 shares with exercise prices equal to or greater than the average fair value of common stock were outstanding at September 30, 2005. These options were also excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

2. Stockholders’ Equity

Common Stock

As of September 30, 2006, the Company is authorized to issue 100,000,000 shares of common stock. As of September 30, 2006, 3,296,000 shares of common stock are reserved for 120,000 warrants and 3,176,000 stock options issued and outstanding.

Warrants

As of September 30, 2006, the Company has issued and outstanding warrants to purchase up to 120,000 shares of common stock at exercise prices ranging from $0.55 to $4.00. No warrants were exercised during the three months ended September 30, 2006.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Share-Based Payments

As of September 30, 2006, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. The maximum shares issuable under these plans at September 30, 2006, consist of 3,729,922 shares, 2,250,000 shares and 1,350,000 shares authorized of which 2,019,663, 882,937 and 273,340 options are outstanding under the 2004, 2000 and 1999 Option Plans, respectively.

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

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The Company computes expected volatility based on a combination of both historical volatility and market-based implied volatility, as management believes that the combination provides a more accurate estimate of future volatility. The expected term represents the period of time that the stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards. For the period ended September 30, 2006, expected forfeitures were based on historical experience per department. For the period ended September 30, 2005, expected forfeitures were based on a company wide historical average. Due to the inherent uncertainty in valuing awards for publicly-traded stock as of the grant date, given that such awards will be exercised, purchased or sold at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated at the grant date.

	Three Months Ended September 30,
	2006	2005
Expected volatility	45% - 55%	45% - 55%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	4.0	4.0
Risk-free rate	4.95%	4.12%
Expected forfeitures	2% - 61%	27%

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of option activity under the Option Plans as of September 30, 2006, and changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	2,427,318	$3.88
Granted	814,058	3.30
Exercised	(2,825)	2.06
Forfeited or expired	(62,611)	5.18

Outstanding at September 30, 2006	3,175,940	$3.71	5.34	$612

Exercisable at September 30, 2006	1,371,151	$3.47	5.31	$594

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $4,000 and $1,924,000, respectively. The weighted-average grant-date fair value of options granted during the three months ended September 30, 2006 and 2005 was $1.52 and $1.98, respectively.

A summary of the status of the nonvested shares as of September 30, 2006, and changes during the three months ended September 30, 2006, is presented below:

Options	Shares	Weighted- Average Grant- Fair Value
Nonvested at July 1, 2006	1,150,973	$1.86
Granted	814,058	1.52
Vested	(115,726)	1.55
Forfeited or expired	(44,516)	2.34

Nonvested at September 30, 2006	1,804,789	$1.70

As of September 30, 2006, there was $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Option Plans. That cost is expected to be recognized over a weighted-average period of 3.09 years. The total fair value of shares vested during the three months ended September 30, 2006 was $180,000.

Total share-based compensation expense recognized for the three months ended September 30, 2006 and 2005 was $259,000 and $107,000, respectively.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Commitments and Contingencies

Leases

The Company leases office space and certain office equipment under non-cancelable operating leases. Rental expense under operating lease agreements was $160,000 and $127,000 for the three months ended September 30, 2006 and 2005, respectively.

Future minimum commitments remaining under these agreements as of September 30, 2006, are as follows:

Twelve Months Ending September 30:	Minimum Commitment
(in thousands)
2007	$622
2008	567
2009	442
2010	363

Franchise Tax Board Audit

In May 2006, the Company was notified by the California Franchise Tax Board that its research and development credits for the taxable year ended June 30, 2004, would be under examination. As of the date of this filing, the exam is in the preliminary stage.

Internal Revenue Service Audit

In October 2006, the Company was notified by the Internal Revenue Services that its income tax return for the year ended June 30, 2004, would be under examination. As of the date of this filing, the exam is in the preliminary stage.

Other Commitments and Contingencies

The Company has long-distance service agreements with five carriers. As of September 30, 2006, minimum obligations under these agreements due within one year total $666,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of September 30, 2006, minimum obligations due within one year under agreements with providers of billing and collection services and outsourced customer support total $616,000.

See Note 7 for a discussion of litigation.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Investment in Minority Owned Company

On January 6, 2005, the Company acquired a minority interest in a UK company (the investee) for $125,000 which was recorded on the cost method of accounting for investments in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. Additionally, the investee issued to the Company a $125,000 promissory note due January 6, 2011. The promissory note is convertible into common stock in certain circumstances and bears interest at 4% per year, compounded monthly. The Company also purchased a license to the investee’s technology for five years for $125,000, which was amortized to expense over the life of the license. A total of $375,000 was recorded as Other Assets. At September 30, 2005, the Company determined that the investment in and receivable from the investee was other than temporarily impaired and recorded an impairment loss in the amount of $253,000. At December 31, 2005, the Company wrote off the remaining unamortized cost of the license in the amount of $106,000 to research and development expense as it decided not to pursue use of the license.

6. Income Taxes

The provision for income taxes consists of the following for each of the periods ended:

	Three Months Ended September 30,
	2006	2005
Current federal provision	$—	$—
Current state	—	—
Deferred	—	633

	$—	$633

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Use of net operating loss and other carryforwards are limited by the “change of ownership” rules described below. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets. The net increase in the valuation allowance for the three months ended September 30, 2006, was approximately $506,000 due to management’s determination that it is more likely than not that the deferred tax asset will not be realized.

As of September 30, 2006, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $8.5 million and $19.2 million respectively. The losses begin to expire in fiscal year 2010. In addition, the Company has available tax credit carryforwards of approximately $2 million and $0.7 million for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2009. California tax credits can be carried over indefinitely.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss and tax credit carryforwards are subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Litigation

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

On August 24, 2004, j2 Global Communications, Inc., or j2, filed a complaint against the Company in the United States District Court for the Central District of California (Action No. CV04-7068), or the Action, alleging that CallWave’s operations infringe U.S. Patent No. 6,350,066, and later amended its complaint to allege that CallWave’s operations infringe U.S. Patents Nos. 6,208,638, 6,564,321, and 6,857,074. Two of the patents at issue in this case are being re-examined by the Patent and Trademark Office (“PTO”). On January 11, 2006, the Court stayed the action until resolution of the re-examinations before the PTO. Management does not believe that CallWave’s present operations infringe the asserted patents or that the asserted patents are valid or enforceable and intends to vigorously defend the lawsuit. Management expects the Court to set a trial date once the re-examination proceedings have concluded.

In September 2004, the Company received a letter from America Online, Inc., in which AOL offered to grant to CallWave a license to U.S. Patent No. 5,809,128. CallWave and AOL are engaged in business discussions at the present time, and it is unclear how those negotiations will be concluded. Management does not believe that CallWave’s present operations infringe the asserted patent. By reason thereof, management presently does not believe it is probable that the Company will suffer a material loss as a result of this matter.

In the event of an adverse result in the j2 litigation, the AOL litigation, the Catch Curve litigation, or in any other litigation between the Company and third parties that may arise in the future with respect to intellectual property rights relevant to the Company’s services, the Company could be required to pay substantial damages, including treble damages if a court determines that the Company has willfully infringed a third party’s patent rights, to cease the use and sale of infringing services, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. The Company cannot be certain that licenses will be available on commercially reasonable terms, or at all, from j2, AOL or Catch Curve, or any third party that has such intellectual property claims against the Company. In addition, litigation frequently involves substantial expenditures and can require significant management attention even if the Company ultimately prevails. Accordingly, the Company cannot predict whether the j2, AOL, or Catch Curve litigation will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. Due to the early stage of these three actions, and because specified damages have not been sought, the Company cannot reasonably estimate the outcome of the litigation or any costs or payments resulting from the litigation or the settlement of any of those actions. Accordingly, no provision for any loss which may result from litigation has been recorded in the accompanying condensed consolidated financial statements. In the future, the Company and its subsidiaries may encounter legal claims in the normal course of business. In the opinion of management, the costs associated with the resolution of existing legal claims cannot be estimated at this time, and the Company cannot determine whether such costs will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

8. Recent Accounting Pronouncements

In March 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of this interpretation is the first fiscal year that begins after December 15, 2006. Management is currently evaluating the impact FIN 48 will have on the Company’s financial statements.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect SFAS No. 157 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Management does not expect SFAS No. 158 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are calculated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. Management does not expect SAB 108 will have a material impact on the Company’s financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new applications and services; development of additional strategic relationships; our market opportunity; our strategy; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our ability to maintain and expand our user base;

•	industry competition;

•	our ability to continue to execute our growth strategies;

•	litigation, legislation, regulation or technological developments affecting our business;

•	general economic conditions; and

•	other factors discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

We provide application services on a subscription basis that add features and enhanced functionality to the telecommunications services used by mainstream consumers as well as small and home offices. Our software-based services are delivered by our desktop Phone Companion Software (PCS) through our proprietary Enhanced Services Platform, which allows subscribers to manage calls across existing landline, mobile and Internet networks. As of September 30, 2006, we had approximately 642,000 paying subscribers for these application services. Because our services improve the utilization of existing telecommunications services by our subscribers, we believe that our application services complement the efforts of landline, mobile and Internet service providers to reduce their subscriber churn. This has allowed us to establish cooperative relationships with network service providers.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, accounting for income taxes, loss contingencies, stock-based compensation, and valuation of acquired intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. Management has discussed the development and selection of the following critical accounting policies, estimates and assumptions with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these disclosures.

Revenue recognition.

We earn revenues primarily from paid subscriber services and, to a lesser extent, from local exchange carrier call termination access charges and the offering of third-party products and services to our subscribers.

We recognize revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. We recognize revenue beginning when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the fees are fixed and determinable and collection is reasonably assured. Our subscriber revenues consist mainly of monthly recurring subscription fees. We recognize revenue ratably over the subscription period when the SAB 104 criteria are met. Revenues and associated expenses are deferred and recognized over the associated service period. Associated expenses are deferred only to the extent of such deferred revenue.

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

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and evaluate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $352,000 as of September 30, 2006 and $574,000 as of June 30, 2006. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies. The decrease in the allowance is related to lower carrier reject rates during the first quarter of fiscal 2007 and decreasing revenue.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At September 30, 2006, we had net deferred tax assets of $6.2 million. Due to the uncertainty of realizing these net deferred tax assets, we have recorded a valuation allowance for the entire balance of the deferred tax assets. Such uncertainty primarily relates to the potential for net operating loss carryforwards and tax credits which begin to expire in 2010 and 2009, respectively, to be realized against future taxable income. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. We will continue to assess the likelihood of realization of these assets.

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

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected term. We compute expected volatility based on a combination of both historical volatility and market-based implied volatility, as we believe that the combination provides a more accurate estimate of future volatility. The expected term represents the period of time that our stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards. Expected forfeitures are based on historical experience. Due to the inherent uncertainty in valuing awards for publicly-traded stock as of the grant date, given that such awards will be exercised, purchased or sold at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated by us at the grant date.

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

Recent Accounting Pronouncements

In March 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of this interpretation is the first fiscal year that begins after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect SFAS No. 157 to have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. We do not expect SFAS No. 158 to have a material impact on our financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are calculated for purposes of determining whether financial restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not expect SAB 108 will have a material impact on our financial condition or results of operations.

Results of Operations

The following tables set forth our statement of operations data for each of the periods indicated.

	Three Months Ended September 30,
	(in thousands)
	2006	2005
Statement of Operations Data:
Revenues	$6,535	$10,572
Cost of sales	2,230	3,761

Gross profit	4,305	6,811

Operating expenses:
Sales and marketing	1,540	1,611
Research and development	1,632	1,577
General and administrative	3,325	2,319
Impairment of long-lived assets	—	243

Total operating expenses	6,497	5,750

Operating income (loss)	(2,192)	1,061
Interest income	800	504

Income (loss) before income taxes	(1,392)	1,565
Income tax expense	—	633

Net income (loss)	$(1,392)	$932

Three Months Ended September 30, 2006 and September 30, 2005

Revenues. Revenues were $6,535,000 for the three months ended September 30, 2006, compared to $10,572,000 for the three months ended September 30, 2005, a decrease of $4,037,000, or 38%. Subscription revenues were $6,482,000 for the three months ended September 30, 2006, representing 99% of revenues, compared to $10,384,000 for the three months ended September 30, 2005, representing 98% of revenues, a decrease of $3,902,000, or 38%. The decrease in our revenues was attributable primarily to a decrease in the number of paying subscribers from approximately 790,000 at September 30, 2005 to approximately 642,000 at September 30, 2006. The decrease in subscribers is driven primarily from the migration of dial up users to broad band which is a trend we expect to continue. In addition, our average revenue per user (“ARPU”) decreased as we have a higher percentage of our subscribers from our indirect channel distribution arrangements. We record revenue from our indirect channel distributors on a gross or net basis depending on the facts of the agreement. Revenues from our indirect channel distributors for the three months ended September 30, 2006, were $813,000 or 12% of revenues compared to $551,000 or 5% of revenues for the same period last year. During the current quarter we refined our assumptions for the amortization of deferred revenue and the associated costs. The effect on revenue of refining these assumptions, which was treated as a change in estimate under U.S. GAAP, was a reduction in revenue of $594,000 for the three months ended September 30, 2006. These refined assumptions also reduced cost of sales by $214,000 and increased net loss by $380,000, or $0.02 per share. The change in estimate relates to more timely and accurate information made available by our third party billing provider.

Cost of sales. Cost of sales was $2,230,000 for the three months ended September 30, 2006, compared to $3,761,000 for the three months ended September 30, 2005, a decrease of $1,531,000, or 41%. The decrease in cost of sales is primarily related to the decrease in the number of subscribers.

Sales and marketing. Sales and marketing expenses were $1,540,000, or 24% of revenues, for the three months ended September 30, 2006, compared to $1,611,000, or 15% of revenues, for the three months ended September 30, 2005, a decrease of $71,000, or 4%. The decrease in sales and marketing expenses primarily relates to a reduction in outsourced public relations spending. Historically, we had outsourced this expense but with the addition of our new Vice President of Marketing we have brought this expertise in house. The 9% increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. This percentage was also impacted by the $594,000 reduction in revenue in the current quarter relating to a change in estimate in the way we calculate deferred revenue. We are committed to investing in our Sales and Marketing functions as we migrate a greater percentage of our business toward indirect channel distributors with landline and mobile operators while continuing to strategically invest in the direct channel.

Research and development. Research and development expenses were $1,632,000, or 25% of revenues, for the three months ended September 30, 2006, compared to $1,577,000, or 15% of revenues, for the three months ended September 30, 2005, an increase of $55,000, or 3%. The 10% increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. This percentage was also impacted by the $594,000 reduction in revenue in the current quarter relating to a change in estimate in the way we calculate deferred revenue. We believe it is essential to have a strong research and development team as we develop new products and migrate our business toward indirect channel distribution arrangements with landline, mobile carriers and web portals, while continuing to strategically invest in the direct channel.

General and administrative. General and administrative expenses were $3,325,000, or 51% of revenues for the three months ended September 30, 2006, compared to $2,319,000, or 22% of revenues, for the three months ended September 30, 2005, an increase of $1,006,000, or 43%. The increase in general and administrative expenses was due primarily to increased legal fees relating to ongoing litigation and increased payroll and related expenses. This increase was partially offset by a reduction in bad debt expense.

Impairment loss. During the first quarter of the fiscal year ended June 30, 2006, we determined, based on an analysis of future cash flows, that our investment in and receivable from a company in which we had a minority interest was other than temporarily impaired. Accordingly, we recorded an impairment loss in the amount of $253,000, which was partially offset by a $10,000 gain on the sale of an asset that had previously been written off.

Income tax provision. We recognized an income tax provision for the three months ended September 30, 2005 of $633,000. No tax benefit was derived from the net loss recognized during the three months ended September 30, 2006 due to the valuation allowance established to offset our deferred tax assets. Total deferred tax assets amount to $6.2 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net loss. Net loss was $1,392,000 for the three months ended September 30, 2006, compared to net income of $932,000 for the three months ended September 30, 2005. This decrease in net income was primarily the result of reduced revenues as we shift our focus toward indirect distributor arrangements and our preparation for shifting our company into the indirect channel. Other contributing factors consisted of increased research and development costs, litigation fees, stock based compensation charges, and a change in estimate described under “Revenues” above.

Liquidity and Capital Resources

At September 30, 2006, our principal sources of liquidity were cash and cash equivalents of $24,515,000, marketable securities of $36,932,000, and accounts receivable net of allowance for doubtful accounts of $3,486,000. In prior years we received net proceeds from the issuances of preferred stock totaling approximately $28.8 million and proceeds from the public offering of our common stock totaling approximately $35.2 million, net of underwriting and offering costs. Since our initial public offering our working capital and capital expense requirements have been funded with cash flow provided from operations. We believe our current cash reserves are adequate to cover the anticipated losses over the next few years as we migrate our business towards the indirect channels while continuing to strategically invest in our direct-to-consumer channel.

We are currently projecting a net loss of approximately $10 million for the fiscal year ended June 30, 2007. We do not expect to return to profitability until the first half of fiscal 2009. Although we are anticipating significant losses in the near future and there is uncertainty as to the impact of certain substantial expenditures, such as our ongoing litigation costs, we believe our cash on hand and our continuing positive cash flow from operations will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business.

Cash and cash equivalents and marketable securities increased from $60.9 million at June 30, 2006 to $61.4 million at September 30, 2006. This increase is primarily due to cash generated by operations of $646,000 and cash received from stock option exercises of $58,000, partially offset by purchases of property and equipment of $313,000.

We anticipate making capital expenditures of approximately $1.7 million during the fiscal year ended June 30, 2007.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Franchise Tax Board Audit

In May 2006, we were notified by the California Franchise Tax Board that our research and development credits for the taxable year ended June 30, 2004, would be under examination. As of the date of this filing, the exam is in the preliminary stage.

Internal Revenue Service Audit

In October 2006, we were notified by the Internal Revenue Services that our income tax return for the year ended June 30, 2004, would be under examination. As of the date of this filing, the exam is in the preliminary stage.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk. We do not currently do any business denominated in foreign currencies and, therefore, are not subject to any significant foreign currency exchange risk.

Interest rate sensitivity. We had cash and cash equivalents totaling $24.5 million and marketable securities totaling $36.9 million at September 30, 2006, and cash and cash equivalents totaling $24 million and marketable securities totaling $36.9 million at June 30, 2006. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities including auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Due to our ability to liquidate these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents or marketable securities as a result of changes in interest rates. Declines in interest rates, however, will reduce our future interest income. If interest rates were to decline by 3.0% as compared to the rates at September 30, 2006, our interest income would decrease approximately $450,000 on a quarterly basis based on the outstanding balance of our marketable securities and money market funds at September 30, 2006. A decline in market value of 3.0% would reduce the value of our cash equivalents and marketable securities by approximately $1.4 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

(b) Changes in internal controls over financial reporting.

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Inherent Limitations on Effectiveness of Controls.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are effective at a reasonable assurance level. However, the Company’s management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

On August 24, 2004, j2 Global Communications, Inc., or j2, filed a complaint against us in the United States District Court for the Central District of California (Action No. CV04-7068), or the Action, alleging that our operations infringe U.S. Patent No. 6,350,066, and later amended its complaint to allege that our operations infringe U.S. Patents Nos. 6,208,638, 6,564,321, and 6,857,074. Two of the patents at issue in this case are being re-examined by the Patent and Trademark Office (“PTO”). On January 11, 2006, the Court stayed the action until resolution of the re-examinations before the PTO. Management does not believe that CallWave’s present operations infringe the asserted patents or that the asserted patents are valid or enforceable and intends to vigorously defend the lawsuit. Management expects the Court to set a trial date once the re-examination proceedings have concluded.

In September 2004, we received a letter from America Online, Inc., in which AOL offered to grant to us a license to U.S. Patent No. 5,809,128. We and AOL are engaged in business discussions at the present time, and it is unclear how those negotiations will be concluded. Management does not believe that CallWave’s present operations infringe the asserted patent. By reason thereof, we presently do not believe it is probable that we will suffer a material loss by reason of this matter.

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

Our customers or other companies with whom we have a commercial relationship could also become the target of litigation relating to the patent and other intellectual property rights of others. This could trigger support and indemnification obligations, which could result in substantial expenses, including the payment by us of costs and damages relating to patent infringement. In addition to the time and expense that could be required for us to meet our support and indemnification obligations, any such litigation could hurt our relations with our customers and other companies. Thus, the sale of our services could decrease. Claims for indemnification may be made by third parties with whom we do business and such claims may harm our business, prospects, financial condition and results of operations.

From time to time, we may be subject to litigation, such as class action lawsuits, that could negatively affect our business operations and financial position. Such disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention, and could negatively affect our business operations and financial condition.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors set forth under the caption “Special Note Regarding Forward Looking Statements” in Part II, Item 7, of our Annual Report on Form 10-K, for our fiscal year ended June 30, 2006, and the factors set forth under the caption “Risks Related To Our Business” in Part II, Item 7A, of our Annual Report on Form 10-K, for our fiscal year ended June 30, 2006. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Use of Proceeds

On October 5, 2004, we closed the sale of 4,000,000 shares of our common stock in our initial public offering. The registration statement on Form S-1 (Reg. No. 333-115438) we filed to register our common stock in the offering was declared effective by the SEC on September 29, 2004. After deducting expenses of the offering, we received net offering proceeds of approximately $35.2 million. From the time of receipt, October 5, 2004, through September 30, 2006, we have not used the proceeds of this offering but have invested them into investment grade government agency and corporate debt securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number		Description
3.1	(1)	Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.3	(1)	Bylaws of the Registrant.

3.4	(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

10.1		Second Amendment to 2004 Stock Incentive Plan.

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-115438) on May 13, 2004 and incorporated herein by reference.
(2)	Previously filed in the Registrant’s Registration Statement Amendment No. 5 on Form S-1 (File No. 333-115438) filed on September 27, 2004 and incorporated herein by reference.
(3)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date: November 13, 2006	By:	/s/ David F. Hofstatter
David F. Hofstatter,
President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ Mark Stubbs
Mark Stubbs
Chief Financial Officer
(principal financial and accounting officer)