Form 10-Q
period 2006-12-31
CALLWAVE INC
filed 2007-02-13
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50958

CallWave Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0490995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

136 West Canon Perdido Street, Suite C, Santa Barbara, California 93101

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

At January 31, 2007, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 20,814,958.

CALLWAVE INC.

Form 10-Q

For the Quarter Ended December 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALLWAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31, 2006	As of June 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,134	$24,040
Marketable securities	41,499	36,907
Accounts receivable; net of allowance for doubtful accounts of $461 and $574, respectively	3,184	2,834
Prepaid income tax	88	88
Other current assets	1,200	973

Total current assets	65,105	64,842

Property and equipment, net	2,179	2,014
Intangible assets, net	506	533
Other assets	66	66

Total assets	$67,856	$67,455

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$1,138	$451
Accrued payroll	969	735
Deferred revenue	962	92
Other current liabilities	2,067	1,515

Total current liabilities	5,136	2,793

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized at December 31, 2006 and June 30, 2006; 20,815 and 20,800 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	72,659	72,119
Accumulated comprehensive loss	(40)	(143)
Accumulated deficit	(9,899)	(7,314)

Total stockholders’ equity	62,720	64,662

Total liabilities and stockholders’ equity	$67,856	$67,455

See accompanying notes

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2006	2005	2006	2005
Revenue	$6,908	$9,538	$13,443	$20,109
Cost of sales	2,189	3,390	4,419	7,151

Gross profit	4,719	6,148	9,024	12,958
Operating expenses (1):
Sales and marketing	1,493	1,416	3,033	3,032
Research and development	1,777	1,773	3,409	3,344
General and administrative	3,440	2,658	6,764	4,978
Impairment of long-lived assets	—	—	—	243

Total operating expenses	6,710	5,847	13,206	11,597

Operating income (loss)	(1,991)	301	(4,182)	1,361
Interest income	798	578	1,597	1,083

Income (loss) before income taxes	(1,193)	879	(2,585)	2,444
Income tax expense	—	2,296	—	2,929

Net loss	$(1,193)	$(1,417)	$(2,585)	$(485)

Net loss per share:
Basic and diluted	$(0.06)	$(0.07)	$(0.12)	$(0.02)
Weighted average common shares outstanding
Basic and diluted	20,813	20,617	20,807	20,487
(1) Includes stock-based compensation as follows:
Sales and marketing	$48	$15	$93	$64
Research and development	91	39	166	66
General and administrative	122	53	261	79

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,585)	$(485)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	390	425
Impairment of long-lived assets	—	243
Stock based compensation	520	209
Deferred income taxes	—	2,929
Inventory writeoff	—	314
Bad debt expense	701	1,084
Gain on sale of marketable securities	(12)	—

Changes in operating assets and liabilities:
Accounts receivable, net of bad debt expense	(1,051)	9
Inventory	—	140
Prepaid income taxes	—	(222)
Other assets	(279)	9
Accounts payable	687	(185)
Accrued payroll and other liabilities	777	(3)
Deferred revenues	870	(691)
Income taxes payable	9	—

Net cash provided by operating activities	27	3,776

Cash flows from investing activities:
Purchases of marketable securities	(58,703)	(7,326)
Sales of marketable securities	54,226	20,713
Purchases of property and equipment	(528)	(151)

Net cash provided by (used in) investing activities	(5,005)	13,236

Cash flows from financing activities:
Proceeds from exercises of stock options	72	1,535

Net cash provided by financing activities	72	1,535

Net increase (decrease) in cash and cash equivalents	(4,906)	18,547
Cash and cash equivalents at beginning of the period	24,040	16,828

Cash and cash equivalents at end of the period	$19,134	$35,375

Supplemental disclosures of cash flow information
Cash paid for:
Income taxes	$—	$223

See accompanying notes.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Basis of Presentation

The accompanying condensed consolidated financial statements of CallWave, Inc., and its wholly owned subsidiaries (CallWave, or “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s annual report on Form 10-K for the year ended June 30, 2006. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Examples include the estimate of useful lives of property and equipment, the valuation of stock-based compensation, the allowance for doubtful accounts, the fair value of investments and intangible assets, and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

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

Reclassifications— In the Company’s quarterly condensed financial statements for the interim periods within the year ended June 30, 2005, all of the costs associated with the Company’s customer care subdivision were grouped with sales and marketing on the condensed consolidated statements of operations. Since customer care is a subdivision of operations, and the Company has traditionally allocated operating costs across sales and marketing, research and development, and general and administrative operating expenses, the Company included customer care with operations before making the allocation for the current period presentation. Prior periods have been changed to conform to this presentation. The reclassification did not impact operating loss, net loss, working capital or net cash provided by (used in) operating activities as previously reported.

Principles of consolidation—The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Share-Based Compensation—The Company adopted SFAS 123(R), Share-Based Payment, using the modified-prospective-transition-method as of July 1, 2005. Historically, the Company elected to account for employee stock compensation under the fair value method in accordance with SFAS 123, Accounting for Stock-Based Compensation, and had reflected compensation expense related to the fair value of options issued to employees in the condensed consolidated statement of operations. See further discussion in Note 3.

Revenue recognition—The Company earns revenues primarily from paid subscriber services and to a lesser extent, fees earned from local exchange carrier call termination access charges and the offering of third-party products and services to subscribers.

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. Revenue is recognized beginning when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the fees are fixed and determinable and collection is reasonably assured. Subscriber revenues consist mainly of monthly recurring subscription fees. Revenue is recognized ratably over the subscription period when the SAB 104 criteria are met. Revenues and associated expenses are deferred and recognized over the associated service period. Associated expenses are deferred only to the extent of such deferred revenue. During the quarter ended September 30, 2006, the Company refined the assumptions used for the amortization of deferred revenue and the associated costs. The effect on revenue of refining these assumptions, which was treated as a change in estimate in accordance with U.S. generally accepted accounting principles (“GAAP”), was a reduction in revenue of $594,000. These refined assumptions also reduced cost of sales by $214,000 and increased net loss by $380,000, or $0.02 per share. The change in estimate relates to more timely and accurate information made available by the Company’s third party billing provider.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In addition to the direct relationship that the Company has with the majority of its paid subscribers, CallWave also has indirect relationship agreements with Internet service providers (ISPs) and other companies whereby those companies’ customers are offered a co-branded subscription service. When the agreement provides that CallWave is the party responsible for providing the service, has control over the fees charged to customers and bears the credit risk, CallWave records the gross amount billed as revenue in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF 99-19), Reporting Revenues Gross as a Principal Versus Net as an Agent. When the agreement provides that CallWave receives a net payment from the co-branding partners based upon the number of their customers registered for CallWave services, the Company records the net amount received as revenue in accordance with EITF 99-19.

In the third quarter of fiscal 2005, the Company purchased prepaid phones and phone cards with the intention of reselling them with a 30-day free trial of application-based services and the Company entered into an agreement to sell the prepaid phones and a portion of the phone cards to a distributor. Revenue from the sale of prepaid phones and phone cards was recognized when the SAB 104 criteria were met. The Company recognized sales to distributors on a sell-through basis when the cash was collected from the distributor and had recognized $17,000 and $225,000 of revenue related to sales to this distributor in the six months ended December 31, 2006 and 2005, respectively. These transactions contain multiple elements, including the phone, the minutes, and the CallWave service, to which the Company has applied EITF 00-21, Revenue Arrangements with Multiple Deliverables. The various elements of the arrangement are separable and each element is recognized separately in accordance with SAB 104. In accounting for multiple deliverables, management’s judgment is necessary when identifying the nature of deliverables in an arrangement as well as measuring and allocating fair value to the multiple deliverables. This program was cancelled in December of 2005.

Deferred revenue—Deferred revenue consists of customer prepayments of subscription fees, which will be earned in the future under agreements existing at the balance sheet date. Deferred revenue is amortized ratably over the period in which services are provided. Associated costs, such as billing fees, are deferred and recognized over the same period. In addition, install fees are recorded as deferred revenues and amortized to revenue over the expected period of performance, or the estimated average customer subscription life.

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

Comprehensive net loss—Comprehensive net loss was $2,483,000 and $529,000 for the six months ended December 31, 2006 and 2005, respectively. The comprehensive net loss differs from the net loss by the net unrealized gain or loss on short-term investments.

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

Inventories—Inventories consist of finished goods and are stated at the lower of cost or market, cost being determined under the first-in, first-out method. During the six months ended December 31, 2005, the Company recorded an impairment allowance of $314,000 against the entire inventory to reduce the balance to its net realizable value of $0. Management’s judgment is required in determining net realizable value and the extent of any impairment to inventory.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Cash equivalents—All highly liquid investments with original maturities of three months or less at date of purchase are considered to be cash equivalents.

Marketable securities—Marketable securities consist of investment grade government agency and corporate debt securities. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at estimated fair value. Unrealized gains and losses are reflected in other comprehensive income (loss). Held to maturity investments are carried at cost until they are sold or there is evidence that changes in the business environment or other facts and circumstances suggest the investment may be other than temporarily impaired based on criteria outlined in FASB Staff Position Nos. FAS 115-1 and FAS 124-1 and on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.

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

Valuation of acquired intangible assets—Intangible assets are accounted for under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires the Company to record intangible assets at their fair value. Historically, the Company has used the cash purchase price at the time of acquisition as the best indicator of fair value. SFAS 142 also requires the Company to periodically evaluate the carrying value of intangible assets to determine if an impairment loss should be recorded under Statement of Financial Accounting Standards (SFAS) No. 142. In accordance with Statement 142, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Concentrations of credit risk—The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The receivable from the vendor at December 31, 2006 and June 30, 2006 was $2,442,000 and 2,385,000, respectively.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Net loss per share—The Company computes net loss per share in accordance with SFAS 128, Earnings per Share. Under the provisions of SFAS 128, basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon exercise of stock options and warrants and conversion of convertible preferred stock. The dilutive effect of outstanding stock options and warrants is reflected in diluted loss per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(unaudited, in thousands except per share data)
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(1,193)	$(1,417)	$(2,585)	$(485)

Weighted-average common shares outstanding	20,813	20,617	20,807	20,487
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Convertible preferred shares	—	—	—	—

Weighted-average common shares outstanding for diluted calculation	20,813	20,617	20,807	20,487

Net loss per share:
Basic and diluted	$(0.06)	$(0.07)	$(0.12)	$(0.02)

Options to purchase 3,433,000 shares and warrants to purchase 120,000 shares were outstanding at December 31, 2006. These options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive due to the current period net loss. At December 31, 2005, options to purchase 967,000 shares with exercise prices equal to or greater than the average fair value of common stock were outstanding. These options were also excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

2. Stockholders’ Equity

Common Stock

As of December 31, 2006, the Company is authorized to issue 100,000,000 shares of common stock. As of December 31, 2006, 3,553,000 shares of common stock are reserved for 120,000 warrants and 3,433,000 stock options issued and outstanding.

Warrants

As of June 30, 2006 and December 31, 2006, the Company has issued and outstanding warrants to purchase up to 120,000 shares of common stock at exercise prices ranging from $0.55 to $4.00. No warrants were exercised during the six months ended December 31, 2006.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Share-Based Payments

As of December 31, 2006, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. The maximum shares issuable under these plans at December 31, 2006, consist of 3,729,922 shares, 2,250,000 shares and 1,350,000 shares authorized of which 2,313,759, 857,248 and 262,090 options are outstanding under the 2004, 2000 and 1999 Option Plans, respectively.

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The fair value of stock options granted is estimated using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The Company computes expected volatility based on a combination of both historical volatility and market-based implied volatility, as management believes that the combination provides a more accurate estimate of future volatility. The expected term represents the period of time that the stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards. For the period ended December 31, 2006, expected forfeitures were based on historical experience per department. For the period ended December 31, 2005, expected forfeitures were based on a Company-wide historical average. Due to the inherent uncertainty in valuing awards for publicly-traded stock as of the grant date, given that such awards will be exercised, purchased or sold at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated at the grant date.

	Three Months Ended December 31,		Six-Months Ended December 31,
	2006	2005	2006	2005
Weighted average fair value of stock options granted	$1.29	$1.83	$1.44	$1.94
Risk free interest rate	4.57%	4.36%	4.57-4.95%	4.19%
Expected life (in years)	4.0	4.0	4.0	4.0
Expected volatility	50%-60%	45%-55%	45%-60%	45%-55%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected forfeiture rate	5%-68%	27%	2%-68%	27%

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of option activity under the Option Plans as of December 31, 2006, and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	2,427,318	$3.88
Granted	814,058	3.30
Exercised	(2,825)	2.06
Forfeited or expired	(62,611)	5.18

Outstanding at September 30, 2006	3,175,940	3.71
Granted	448,500	2.65
Exercised	(12,350)	1.13
Forfeited or expired	(178,993)	4.96

Outstanding at December 31, 2006	3,433,097	$3.51	5.25	$636

Exercisable at December 31, 2006	1,438,206	$3.44	5.18	$601

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the six months ended December 31, 2006 and 2005 was $21,000 and $102,000, respectively.

As of December 31, 2006, there was $3.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option Plans. That cost is expected to be recognized over a weighted-average period of 1.48 years.

Total share-based compensation expense recognized for the six months ended December 31, 2006 and 2005 was $520,000 and $209,000, respectively. For stock option awards subject to graded vesting we recognize compensation cost on a straight-line basis over the service period for the entire award.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Commitments and Contingencies

Leases

The Company leases office space and certain office equipment under non-cancelable operating leases. Rental expense under operating lease agreements was $170,000 and $95,000 for the three months ended December 31, 2006 and 2005, respectively, and $338,000 and $222,000 for the six months ended December 31, 2006 and 2005, respectively.

Future minimum commitments remaining under these agreements as of December 31, 2006, are as follows:

Twelve Months Ending December 31:	Minimum Commitment
(in thousands)
2007	$626
2008	521
2009	445
2010	254

Franchise Tax Board Audit

In May 2006, the Company was notified by the California Franchise Tax Board that its research and development credits for the taxable year ended June 30, 2004, would be under examination. As of the date of this filing, the examination is in the preliminary stage.

Internal Revenue Service Audit

In October 2006, the Company was notified by the Internal Revenue Services that its income tax return for the year ended June 30, 2004, would be under examination. As of the date of this filing, the examination is in the preliminary stage.

Other Commitments and Contingencies

The Company has long-distance service agreements with five carriers. As of December 31, 2006, minimum obligations under these agreements due within one year total $542,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of December 31, 2006, minimum obligations due within one year under agreements with providers of billing and collection services and outsourced customer support total $562,000.

See Note 7 for a discussion of litigation.

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

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Income Taxes

The provision for income taxes consists of the following for each of the periods ended:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Current federal provision	$—	$—	$—	$—
Current state	—	1	—	1
Deferred	—	1,295	—	2,928

	$—	$1,296	$—	$2,929

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Use of net operating loss and other carryforwards are limited by the “change of ownership” rules described below. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The net increase in the valuation allowance for the six months ended December 31, 2006, was approximately $847,000 due to management’s determination that it is more likely than not that the deferred tax asset will not be realized.

As of December 31, 2006, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $8.7 million and $19.4 million respectively. The losses begin to expire in fiscal year 2010. In addition, the Company has available tax credit carryforwards of approximately $1.9 million and $0.7 million for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2009. California tax credits can be carried over indefinitely.

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

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements ” (SFAS No. 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect SFAS No. 157 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “ Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) ” (SFAS No. 158). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Management does not expect SFAS No.158 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, and accordingly, the Company has adopted SAB No. 108 beginning in fiscal year 2007. The Company does not expect SAB 108 will have a material impact on its financial condition or results of operations.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our ability to maintain and expand our user base;

•	industry competition;

•	our ability to continue to execute our growth strategies;

•	our ability to build alternative direct to consumer distribution channels;

•	our ability to attract subscribers and generate revenues through new products and Web 2.0 technology;

•	litigation, legislation, regulation or technological developments affecting our business;

•	general economic conditions; and

•	other factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

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

Overview

We are working to realign our business focus to take advantage of three important trends in the telecommunication industry:

• the convergence of landline, mobile, and Internet communications.

• the acceleration in the adoption of the “on-demand” delivery model.

• the emergence of Web 2.0 technology.

For service providers, these trends continue to drive the need for flexible, faster-to-market, network independent software applications to compete against competitive threats. In response, we are moving to complement our direct-to-consumer business model with an “on-demand” application model to provide communication solutions that require minimal allocation of capital and allow service providers to quickly react to customer needs and adapt to the dynamically shifting competitive landscape. For our direct-to-consumer business, these trends present opportunities for faster iteration of voice and text products and new channels for distribution, such as web-based galleries.

We provide application services on a subscription basis that add features and enhanced functionality to the telecommunications services used by mainstream consumers as well as small and home offices. Our software-based services are delivered by our desktop Phone Companion Software (PCS) through our proprietary Enhanced Services Platform, which allows subscribers to manage calls across existing landline, mobile and Internet networks. As of December 31, 2006, we had approximately 642,000 paying subscribers for these application services. Because our services improve the utilization of existing telecommunications services by our subscribers, we believe that our application services complement the efforts of landline, mobile and Internet service providers to reduce their subscriber churn. This has allowed us to establish cooperative relationships with network service providers.

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

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and evaluate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $461,000 as of December 31, 2006 and $574,000 as of June 30, 2006. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies. The decrease in the allowance is related to lower carrier reject rates during the first quarter of fiscal 2007 and decreasing revenue.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At December 31, 2006, we had net deferred tax assets of $6.5 million. Due to the uncertainty of realizing these net deferred tax assets, we have recorded a valuation allowance for the entire balance of the deferred tax assets. Such uncertainty primarily relates to the potential for net operating loss carryforwards and tax credits which begin to expire in 2010 and 2009, respectively, to be realized against future taxable income. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. We will continue to assess the likelihood of realization of these assets.

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

Valuation of acquired intangible assets

We have acquired intangible assets primarily via the acquisition of license agreements. These license agreements give us the right to practice and use certain technologies in the fax, voice and Internet telephony space. These assets are accounted for under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires us to record these assets at their fair value. Historically, we have used the cash purchase price at the time of acquisition as the best indicator of fair value. SFAS 142 also requires us to periodically evaluate the carrying value of intangible assets to determine if an impairment loss should be recorded under Statement of Financial Accounting Standards (SFAS) No. 142. In accordance with Statement 142, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. SFAS No. 144 outlines the factors which individually or in combination could trigger an impairment review as follows:

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements ” (SFAS No. 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect SFAS No. 157 to have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “ Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) ” (SFAS No. 158). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. We do not expect SFAS No.158 to have a material impact on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, and accordingly, we have adopted SAB No. 108 beginning in fiscal year 2007. We do not expect SAB 108 will have a material impact on our financial condition or results of operations.

Results of Operations

The following tables set forth our statement of operations data for each of the periods indicated (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Statement of Operations Data:
Revenues	$6,908	$9,538	$13,443	$20,109
Cost of sales	2,189	3,390	4,419	7,151

Gross profit	4,719	6,148	9,024	12,958
Operating expenses:
Sales and marketing	1,493	1,416	3,033	3,032
Research and development	1,777	1,773	3,409	3,344
General and administrative	3,440	2,658	6,764	4,978
Impairment of long-lived assets	—	—	—	243

Total operating expenses	6,710	5,847	13,206	11,597

Operating income (loss)	(1,991)	301	(4,182)	1,361
Interest income	798	578	1,597	1,083

(Loss) income before income taxes	(1,193)	879	(2,585)	2,444
Income tax expense	—	2,296	—	2,929

Net loss	$(1,193)	$(1,417)	$(2,585)	$(485)

Three Months Ended December 31, 2006 and December 31, 2005

Revenues. Revenues were $6,908,000 for the three months ended December 31, 2006, compared to $9,538,000 for the three months ended December 31, 2005, a decrease of $2,630,000, or 28%. Subscription revenues were $6,853,000 for the three months ended December 31, 2006, representing 99% of revenues, compared to $9,393,000 for the three months ended December 31, 2005, representing 98% of revenues, a decrease of $2,540,000, or 27%. The decrease in our revenues was attributable primarily to a decrease in the number of paying subscribers from approximately 787,000 at December 31, 2005 to approximately 642,000 at December 31, 2006. The decrease in subscribers is driven primarily from the migration of dial up users to broad band which is a trend we expect to continue. In addition, our average revenue per user (“ARPU”) decreased as we have a higher percentage of our subscribers from our indirect channel distribution arrangements. We record revenue from our indirect channel distributors on a gross or net basis depending on the facts of the agreement. Revenues from our indirect channel distributors for the three months ended December 31, 2006, were $770,000 or 11% of revenues compared to $651,000 or 7% of revenues for the same period last year.

Cost of sales. Cost of sales was $2,189,000 for the three months ended December 31, 2006, compared to $3,390,000 for the three months ended December 31, 2005, a decrease of $1,201,000, or 35%. The decrease in cost of sales is primarily related to the decrease in the number of subscribers and a credit of $574,000 from one of our telecommunications carriers. The carrier was charging us for more lines than we had contracted to rent over an eleven month period beginning in January, 2006. The carrier has agreed to credit our account for the overcharges and apply the credit to future bills.

Sales and marketing. Sales and marketing expenses were $1,493,000, or 22% of revenues, for the three months ended December 31, 2006, compared to $1,416,000, or 15% of revenues, for the three months ended December 31, 2005, an increase of $77,000, or 5%. The increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. We are committed to investing in our Sales and Marketing functions as we migrate a greater percentage of our business toward indirect channel distributors with landline and mobile operators while continuing to strategically invest in the direct-to-consumer channel.

Research and development. Research and development expenses were $1,777,000, or 26% of revenues, for the three months ended December 31, 2006, compared to $1,773,000, or 19% of revenues, for the three months ended December 31, 2005. The 7% increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. We believe it is essential to have a strong research and development team as we develop new products in the direct channel and migrate our business toward indirect channel distribution arrangements with landline, mobile carriers and web portals, while continuing to strategically invest in the direct-to-consumer channel.

General and administrative. General and administrative expenses were $3,440,000, or 50% of revenues for the three months ended December 31, 2006, compared to $2,658,000, or 28% of revenues, for the three months ended December 31, 2005, an increase of $782,000, or 29%. The increase in general and administrative expenses was due primarily to increased legal fees relating to ongoing litigation, and increased payroll, stock based compensation, and related expenses.

Income tax provision. We recognized an income tax provision for the three months ended December 31, 2005 of $2,296,000. No tax benefit was derived from the net loss recognized during the three months ended December 31, 2006 due to the valuation allowance established to offset our deferred tax assets. Total deferred tax assets amount to $6.5 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net loss. Net loss was $1,193,000 for the three months ended December 31, 2006, compared to net loss of $1,417,000 for the three months ended December 31, 2005. This net loss was primarily the result of reduced revenues as we shift our focus toward indirect distributor arrangements and our preparation for shifting our company into the indirect channel. Other contributing factors consisted of increased payroll and related costs, litigation fees, and stock based compensation charges. The net loss for the quarter was significantly reduced by the credit described in the Cost of sales section above.

Six Months Ended December 31, 2006 and December 31, 2005

Revenues. Revenues were $13,443,000 for the six months ended December 31, 2006, compared to $20,109,000 for the six months ended December 31, 2005, a decrease of $6,666,000, or 33%. Subscription revenues were $13,336,000 for the six months ended December 31, 2006, representing 99% of revenues, compared to $19,777,000 for the six months ended December 31, 2005, representing 98% of revenues, a decrease of $6,441,000, or 33%. The decrease in our revenues was attributable primarily to a decrease in the number of paying subscribers from approximately 787,000 at December 31, 2005 to approximately 642,000 at December 31, 2006. The decrease in subscribers is driven primarily from the migration of dial up users to broad band which is a trend we expect to continue. In addition, our average revenue per user (“ARPU”) decreased as we have a higher percentage of our subscribers from our indirect channel distribution arrangements. We record revenue from our indirect channel distributors on a gross or net basis depending on the facts of the agreement. Revenues from our indirect channel distributors for the six months ended December 31, 2006, were $1,583,000 or 12% of revenues compared to $1,202,000 or 6% of revenues for the same period last year.

During the first quarter of the current fiscal year we refined our assumptions for the amortization of deferred revenue and the associated costs. The effect on revenue of refining these assumptions, which was treated as a change in estimate under U.S. GAAP, was a reduction in revenue of $594,000. These refined assumptions also reduced cost of sales by $214,000 and increased net loss by $380,000, or $0.02 per share. The change in estimate relates to more timely and accurate information made available by our third party billing provider.

Cost of sales. Cost of sales was $4,419,000 for the six months ended December 31, 2006, compared to $7,151,000 for the six months ended December 31, 2005, a decrease of $2,732,000, or 38%. The decrease in cost of sales is primarily related to the decrease in the number of subscribers and a credit of $574,000 from one of our telecommunications carriers. The carrier was charging us for more lines than we had contracted to rent over an eleven month period beginning in January, 2006. The carrier has agreed to credit our account for the overcharges and apply the credit to future bills.

Sales and marketing. Sales and marketing expenses were $3,033,000, or 23% of revenues, for the six months ended December 31, 2006, compared to $3,032,000, or 15% of revenues, for the six months ended December 31, 2005. The 8% increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. We are committed to investing in our Sales and Marketing functions as we migrate a greater percentage of our business toward indirect channel distributors with landline and mobile operators while continuing to strategically invest in the direct-to-consumer channel.

Research and development. Research and development expenses were $3,409,000, or 25% of revenues, for the six months ended December 31, 2006, compared to $3,344,000, or 17% of revenues, for the six months ended December 31, 2005, an increase of $65,000, or 2%. The 8% increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. We believe it is essential to have a strong research and development team as we develop new products in the direct channel and migrate our business toward indirect channel distribution arrangements with landline, mobile carriers and web portals, while continuing to strategically invest in the direct-to-consumer channel.

General and administrative. General and administrative expenses were $6,764,000, or 50% of revenues for the six months ended December 31, 2006, compared to $4,978,000, or 25% of revenues, for the six months ended December 31, 2005, an increase of $1,786,000, or 36%. The increase in general and administrative expenses was due primarily to increased legal fees relating to ongoing litigation and increased payroll, stock based compensation charges, and related expenses.

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

Income tax provision. We recognized an income tax provision for the six months ended December 31, 2005 of $2,929,000. No tax benefit was derived from the net loss recognized during the six months ended December 31, 2006 due to the valuation allowance established to offset our deferred tax assets. Total deferred tax assets amount to $6.5 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net loss. Net loss was $2,585,000 for the six months ended December 31, 2006, compared to net loss of $485,000 for the six months ended December 31, 2005. This net loss was primarily the result of reduced revenues as we shift our focus toward indirect distributor arrangements and our preparation for shifting our company into the indirect channel. Other contributing factors consisted of increased payroll and related costs, litigation fees, stock based compensation charges, and a change in estimate described under Revenues above. The net loss was reduced by the credit described in the Cost of sales section above.

Liquidity and Capital Resources

At December 31, 2006, our principal sources of liquidity were cash and cash equivalents of $19,134,000, marketable securities of $41,499,000, and accounts receivable net of allowance for doubtful accounts of $3,184,000. In prior years we received net proceeds from the issuances of preferred stock totaling approximately $28.8 million and proceeds from the public offering of our common stock totaling approximately $35.2 million, net of underwriting and offering costs. Since our initial public offering our working capital and capital expense requirements have been funded with cash flow provided from operations. We believe our current cash reserves are adequate to cover anticipated losses over the next few years as we migrate our business towards the indirect channel while continuing to strategically invest in our direct-to-consumer channel. We do not expect to return to profitability until the first half of fiscal 2009. Our cash flow from operations has remained positive despite our net loss; however, it is unlikely that this will continue to be the case in future periods. We do not expect cash flow from operations to be positive in future periods until we return to profitability. Although we are anticipating significant losses in the near future and there is uncertainty as to the impact of certain substantial expenditures, such as our ongoing litigation costs, we believe our cash on hand will be adequate to fund our operations for at least the next twelve months. We reexamine our cash requirements periodically in light of changes in our business.

Cash and cash equivalents and marketable securities decreased from $60.9 million at June 30, 2006 to $60.6 million at December 31, 2006. This decrease is primarily due to purchases of property and equipment of $528,000, partially offset by cash generated from the exercise of stock options and cash provided by operating activities.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Franchise Tax Board Audit

In May 2006, we were notified by the California Franchise Tax Board that our research and development credits for the taxable year ended June 30, 2004, would be under examination. As of the date of this filing, the examination is in the preliminary stage.

Internal Revenue Service Audit

In October 2006, we were notified by the Internal Revenue Services that our income tax return for the year ended June 30, 2004, would be under examination. As of the date of this filing, the examination is in the preliminary stage.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk. We do not currently do any business denominated in foreign currencies and, therefore, are not subject to any significant foreign currency exchange risk.

Interest rate sensitivity. We had cash and cash equivalents totaling $19.1 million and marketable securities totaling $41.5 million at December 31, 2006, and cash and cash equivalents totaling $24 million and marketable securities totaling $36.9 million at June 30, 2006. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities including auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Due to our ability to liquidate these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents or marketable securities as a result of changes in interest rates. Declines in interest rates, however, will reduce our future interest income. If interest rates were to decline by 3.0% as compared to the rates at December 31, 2006, our interest income would decrease approximately $455,000 on a quarterly basis based on the outstanding balance of our marketable securities and money market funds at December 31, 2006. A decline in market value of 3.0% would reduce the value of our cash equivalents and marketable securities by approximately $1.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b) Changes in internal controls over financial reporting.

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors set forth under the caption “Special Note Regarding Forward Looking Statements” in Part II, Item 7, of our Annual Report on Form 10-K, for our fiscal year ended June 30, 2006, and the factors set forth under the caption “Risks Related To Our Business” in Part II, Item 7A, of our Annual Report on Form 10-K, for our fiscal year ended June 30, 2006. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended June 30, 2006.

We are dependent upon billing arrangements with regional telephone companies for collecting fees from many of our subscribers.

We currently collect the majority of our revenues through billing arrangements in which our subscribers’ local telephone companies bill and collect our service fees from our subscribers on our behalf and forward those fees to us. We collect the remainder of our revenues through our subscribers’ credit cards and checks. If the telephone companies terminated those billing arrangements, or if the cost of those arrangements increase significantly, we may be unable to continue to collect a significant portion of our revenues in this manner, and instead would have to collect those revenues through use of subscribers’ credit cards, by having subscribers mail checks to us, or by other means. Because many subscribers prefer to pay for our services through their telephone bills, any need to rely upon alternative means to collect a significant portion of our revenues may lead to a loss of a substantial portion of the subscribers who currently pay for our services as part of their monthly bill from their telephone company, a decline in the rate at which we increase the number of our paid subscribers, or significant delinquencies in payments by our subscribers. If we are not able to successfully manage and maintain these billing relationships, our bad debt reserves may increase and we may lose subscribers that prefer paying for our services on their local telephone bill.

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

Our ability to successfully implement indirect distribution arrangements and custom integrate our technology with that of the service providers that distribute our services may reduce our ability to innovate in our direct channel.

In order for our indirect distribution arrangements to be successful, the companies with whom we enter into indirect distribution arrangements require custom features, unique network integrations, and branding support. That integration process requires development support from our engineering team. The time that our engineering staff spends on integration support reduces the amount of time that our engineers can devote to upgrading and innovating the services that we provide through direct channels. Given our limited engineering resources, our ability to rapidly innovate and deliver competitive new services in the direct channel may be reduced as the number and scope of our indirect distribution arrangements increase. That reduced innovation of our services in the direct channel may adversely affect our revenues from the direct channel, and have an adverse effect upon our results of operations.

If telecommunications carriers modernize their voice mail and call management services at a rate that is slower than what we currently predict, then we may experience delays in realizing growth in revenues and profitability from our services.

Our services allow carriers to upgrade their existing telephone-based voice mail systems to a visual voice mail system in which users can receive their voice mail in their email or in a client application running on the user’s personal computer. We believe that as the so-called “convergence” of landline, mobile, and computer telephony services occurs, there is an opportunity for the marketing and distribution of our visual voice mail and call management services because these services are more convenient to use and have lower underlying costs to the carrier than other available services. We therefore have decided to devote substantial resources to indirect marketing and distribution of our services. If the pace of that convergence of landline and other telecommunications services unfolds more slowly than we currently foresee it occurring, then it is possible that only a small portion of potential users will subscribe for our mobile services. If the proportion of consumers who subscribe for our services is correspondingly lower, then we may not experience growth in our revenues and profitability, and our results of operations and financial condition will be adversely affected.

We may not be able to make effective use of new Internet-based distribution channels that are emerging for the types of direct-to-consumer services that we offer.

So-called “Widgets” and “Gadgets” recently have emerged as a new, low-cost distribution channel for direct-to-consumer services such as voice mail and other call management services. By providing direct access to potential users of our products, these new distribution channels enable us to attract users of our products on a relatively low-cost basis, without having to incur the types of marketing and advertising costs that we otherwise might incur in order to generate customers. Because these Internet-based distribution channels are new, it is presently unclear what skills and techniques may be required in order to make successful use of these new channels. If we fail to learn those skills and techniques, or if we otherwise fail to make effective use of such Widgets and Gadgets, then we would have to incur greater marketing and advertising costs o acquire new customers for our services, and our results of operations would be correspondingly adversely affected.

We rely upon the networks of numerous long-distance and local carriers to provide services to our subscribers. If the cost of these services were to increase, we may not be able to profitably provide our services to our subscribers.

In providing services to our subscribers, we incur a number of underlying telecommunications costs which are beyond our control. Our services rely in part upon the toll-free long-distance and local services that we purchase from network service providers. In order to deliver our services to our subscribers, our customers also must subscribe to certain ancillary services from their telecommunications providers that re-route certain telephone calls from our subscribers’ telephone lines to toll-free numbers that we have leased at our software-based switching facility, which facilitates the receipt of the call by the number that the subscribers designate. The cost of services, which we integrate into our service offerings, or which subscribers assume directly, in order to receive our services is beyond our control and may increase for a number of reasons, including:

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

Our ability to offer services to our subscribers at competitive rates is partially dependent upon our ability to use that toll-free telephone network and our subsidiary’s ability to procure telephone network access and services on a reliable basis and at reasonable prices. If we are unable to effectively manage the cost of our underlying network services, then our pricing structure with a significant number of our subscribers would increase, which could make it difficult to conduct business at attractive margins. Similarly, if the costs of the ancillary services which our subscribers must purchase from their telecommunications providers in order to receive our services were to increase, then our services may become less attractive to our existing and prospective customers, and we may lose subscribers which would adversely affect our revenues, our prospects for growth, our operating results, and our financial condition.

We are dependent upon the availability of reasonably priced call-forwarding services to provide our services to the majority of our subscribers in a cost-effective manner.

Customers who subscribe to certain of our services typically subscribe to call-forwarding services from their local telephone service provider. Generally, these call-forwarding services are available to our subscribers at a reasonable price. If the service providers do not provide these services at a reasonable price, the overall price of obtaining our services may exceed the amount that our current and potential subscribers are willing to pay. If the prices for these services increase, a significant number of our subscribers may terminate their subscriptions for our services, which would have an adverse effect on our revenues, operating results, financial condition, and prospects for growth.

Customers who subscribe to certain of our services typically configure call-forwarding services from their wireless provider. Generally, these call-forwarding services are available to our subscribers at no additional charge. If the wireless service providers do not provide these services at a reasonable price, at all, or exclusively to another enhanced service provider, our ability to provide some of our services may not be practical. If the prices for these services increase or are no longer available, a significant number of our subscribers may terminate their subscription for our services, which would have an adverse effect on our growth potential.

We are dependent upon the availability of reasonably priced text messaging services to provide some of our services.

Customers who subscribe to certain of our services rely upon our ability to send text messages on their behalf to other cell phone users or from us directly to our subscribers. Generally, these text messaging capabilities are available to us and are available at a reasonable price. Service providers might choose to terminate our ability to send text messages if they view our services as a competitive threat to their own or if our infrastructure is hacked and mass spam messages are sent to cell phone users. If the wireless service providers terminate our ability to send text messages, then a significant number of our subscribers may terminate their subscriptions for our services, and the loss of those subscribers would have an adverse effect on our ability to generate increased revenues.

We are exposed to risks that our subscribers could attempt to use some of our features to reach emergency services by dialing 911, which could result in liability since we do not provide access to emergency services to subscribers who dial 911.

Some features of our services allow our subscribers to initiate calls to other end users served by the public switched network, mobile service providers, or interconnected VoIP providers. These features do not support 911 services, and thus our subscribers cannot access emergency services by dialing 911. Although we provide subscribers with numerous warnings that they cannot use our service features to dial 911, and we include within our service agreements certain clauses that conspicuously limit our liability, there remains the risk that a subscriber will attempt to use the features that we provide to place a call to an emergency services provider, and that the subscriber’s inability to access 911 through our features could result in the loss of or damage to property or injury or death to one or more persons. If a court or governmental regulatory body concludes that we are at least partially liable for such loss, damage, or injury, then we could incur the obligation to pay monetary damages in amounts that may adversely affect our operating results.

We may be required to incur significant costs to modify our systems in order to meet the requirements of the Communications Assistance to Law Enforcement Act.

The Communications Assistance to Law Enforcement Act, or CALEA, requires telecommunications carriers to have the capability to perform wiretaps and to record other call identifying information. We currently believe that the circuit-switching facilities of our subsidiary, Liberty Telecom, are in compliance with CALEA-related requirements. There is substantial uncertainty within the industry as to how to implement these requirements with respect to packet-switched networks, such as that operated by Liberty Telecom and upon which we rely to provide our enhanced services. As Liberty Telecom expands its service offerings, further modifications to its local switching equipment may be necessary to comply with applicable laws and regulations. On September 23, 2005, the FCC released an order concluding that CALEA applies to facilities-based broadband Internet access providers and providers of interconnected VoIP service. The FCC has requested comment on, among other things, whether CALEA should apply to other types of IP-enabled services. That proceeding or other proceedings examining CALEA-related requirements as they apply to circuit-switched or packet-switched networks could result in additional regulatory burdens for us and for Liberty Telecom. Complying with CALEA and rules implementing CALEA may require us to incur substantial costs, which could negatively impact our results of operations.

Our services may become subject to burdensome regulations that could increase our costs or restrict our service offerings.

We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies. The underlying transmissions are typically subject to regulation by the FCC, state public utility commissions and, in the future, could become subject to regulation by foreign governmental authorities. These regulations affect the prices that we pay for transmission services, the competition we face from communications service providers that may choose to offer enhanced services similar to ours and other aspects of our market. If regulations change in the future to increase the regulatory burden faced by our underlying suppliers, we could be required to incur additional costs, which would negatively impact our operating results and cause us financial harm.

Our wholly-owned subsidiary, Liberty Telecom, is a telecommunications carrier subject to state and federal regulation as a Competitive Local Exchange Carrier and is required to have a certificate of public convenience and necessity in order to operate in the state of Nevada as a Competitive Local Exchange Carrier. If Liberty Telecom were to lose its certificate, we may not be able to obtain access to telecommunications services at rates or on other terms and conditions that are as favorable as those that we currently have. Moreover, although we believe that our offerings qualify as enhanced or information services and that we are not currently subject to direct regulation by the FCC or generally by state public utility commissions, there is a risk that state or federal regulators could rule that some features of our services are telecommunications services subject to common carrier regulations. In light of current regulatory uncertainty, it is even possible that the FCC will conclude that some features of our services are, and always have been, telecommunications services. In any event, as communications services increasingly are delivered over the Internet and as we expand the services and features that we offer, our business may become increasingly regulated at the federal, state, and/or foreign government levels, which may increase our operating costs and could also subject us to new regulatory fees or financial obligations. As we introduce new offerings, it is possible that some of them may fall within existing telecommunications regulations, increasing our costs and reducing our operating margins. Changes in the federal and state regulatory rules, or developments in the interpretation of existing regulations, could decrease our revenue, increase our costs or restrict our service offerings. The impact of federal or state legislative, regulatory, or adjudicatory actions or requirements may apply not only prospectively but conceivably retroactively and could result in an increase in our costs, adversely affect how we conduct our business, our financial condition and results of operations.

Future legislation, regulation, or legal decisions affecting the Internet, Internet telephony or IP-enabled services could restrict our business, prevent us from offering our services or increase our cost of doing business.

We believe that, as a matter of regulatory classification, our offerings qualify as enhanced or information services and that we are not currently subject to direct regulation by the FCC or generally by state public utility commissions. However, there is a risk that state or federal regulators could rule that some features of our services are telecommunications services subject to common carrier regulations.

The FCC has not, to date, adopted a comprehensive regulatory framework for IP-enabled services or attempted generally to classify IP-enabled services under the Communications Act of 1934, instead issuing only a small number of ad hoc decisions concerning whether particular offerings are telecommunications, telecommunications services, and or information/enhanced services. Nonetheless, the FCC has begun imposing regulatory obligations upon “interconnected VoIP services,” including the obligation to offer enhanced 911 service, to comply with the same CALEA requirements that apply to providers of telecommunications services, and, most recently, to contribute to the federal Universal Service Fund. Apart from the specific regulatory obligations that the FCC has imposed upon providers of “interconnected VoIP services,” there are few laws, regulations or rulings that specifically address access to or commerce on the Internet, including the provision of Internet protocol-based telephony and other IP-enabled services. We are unable to predict the impact, if any, that future legislation, regulations or legal decisions may have on our business. However, the growth in the market for IP-based telephony and other IP-enabled communications, and the popularity of these services, along with other regulatory objectives, such as ensuring adequate funding levels for the federal Universal Service Fund create the risk that governments and agencies increasingly will seek to regulate services such as our current offerings, including the potential for findings that such regulations apply retroactively. Many legislative and regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and various state regulatory agencies. For example:

•

On March 10, 2004, the FCC released a notice of proposed rulemaking (Docket 04-36) and sought public comment regarding the regulatory classification, rights and obligations of services supported by IP technologies. The FCC has yet to adopt a general regulatory framework for IP-enabled services or address the majority of the issues raised in this proceeding.

•

On April 21, 2004, the FCC released a narrow declaratory ruling finding that certain Internet protocol telephony services are telecommunications services upon which interstate access charges may be assessed. Prior to this decision, the FCC had never ruled that a specific service relying on Internet-protocol technology was a telecommunications service. On June 30, 2006, the FCC released an order holding that menu-driven prepaid calling cards, and prepaid calling cards that use IP transport to deliver all or a portion of the call embody telecommunications services, and these prepaid calling card providers qualify as telecommunications carriers that are subject to, among other things, Universal Service Fund contributions based on their interstate revenues as well as intrastate and interstate access charges. These rulings illustrate that certain Internet-protocol based services may become subject to costs and regulations that, previously, were not thought to be applicable. Neither of these rulings, however, is likely to have any direct effect on us in the near future.

•

On November 12, 2004, the FCC released an order preempting the September 11, 2003 order of the Minnesota Public Utilities Commission (“Minnesota Order”). In the preempted Minnesota Order, the Minnesota Commission had asserted regulatory jurisdiction over Vonage’s DigitalVoice service and ordered Vonage to comply with all state statutes and regulations related to the offering of telephone service in Minnesota, which could have required Vonage, among other things, to obtain operating authority, file tariffs, and provide and fund 911 emergency services. In addition to preempting the Minnesota Order, the FCC concluded that “comparable regulations of other states must likewise yield to important federal objectives,” although the agency did not identify, or preempt, any specific state regulations or orders apart from the

Minnesota Order. Specifically, the FCC explained that, “to the extent that other VoIP services are not the same as Vonage’s but share similar basic characteristics, we believe it highly unlikely that the Commission would fail to preempt state regulation of those services to the same extent.” The FCC, however, did not determine whether DigitalVoice or any other IP-enabled service is an information or telecommunications service, and thus the regulatory classification of these services under the Act remains an open issue. An appeal of the FCC’s preemption order is currently pending. Moreover, the FCC has since clarified that no interconnected VoIP provider with the capability to track the jurisdictional confines of its customer calls depending upon its customers geographic location likely qualifies for the preemptive effects of the Vonage Order, and that state commissions may be free to regulate such offerings.

•

On June 3, 2005, the FCC ordered all providers of interconnected VoIP services to offer enhanced 911 services as a condition of providing service, and to notify all consumers regarding the circumstances under which E911 may not be available or may be limited by comparison to traditional E911 service. The FCC has requested comment on, among other topics, whether these requirements should be expanded or imposed upon other providers of IP-enabled services. The Commission did not rule whether such offerings are telecommunications or information services.

•

On September 23, 2005, the FCC released an order reclassifying wireline broadband Internet access services as information services, thereby placing wireline broadband Internet access services within the same general regulatory framework as cable modem services. As an information service, wireline broadband Internet access, like cable modem service, no longer is subject to regulation under Title II of the Communications Act of 1934, as amended, or the FCC’s Computer Inquiry rules, but is subject to specific obligations imposed under Title I of the Act. The Commission also permitted, in March 2006, a petition of Verizon for forbearance of federal Title II and Computer Inquiry regulation of its broadband services to be “deemed granted” by operation of law, an action which is now subject to appeal. Further, petitions for forbearance seeking relief similar to that “deemed granted” to Verizon were filed by AT&T, Sprint, Embarq, and other ILECs in 2006, and the Commission must act on these various petitions in the second half of 2007. These FCC actions, and the grant of the pending petitions for forbearance, could potentially enable ILECs to (1) refuse to permit subscribers to their broadband transmission services to use our enhanced services, (2) charge higher rates for underlying broadband transmission service to subscribers to our enhanced services, or (3) bundle enhanced services that are similar to our enhanced services with their broadband transmission services at such a rate that it becomes economically unfeasible for us to compete with the ILEC. If one or more ILECs take any of those actions with explicit or tacit permission from the FCC, then it could have a material adverse impact upon our profitability and results of our operations.

•

On June 27, 2006, the FCC issued a decision finding that providers of “interconnected VoIP services” offer “telecommunications” as defined by the Communications Act and must therefore contribute to the federal Universal Service Fund. The FCC based its decision on the fact that these offerings allow end users to place calls to (and receive calls from) other end users on the public switched telephone network or that are served by other interconnected VoIP providers and to transmit information of their own choosing to such other end users. The FCC declined to rule whether such offerings qualify as “telecommunications services” or as “information services.” This decision makes it more likely that the FCC will ultimately conclude that other IP-enabled services are “telecommunications” and that their providers must contribute to the federal Universal Service Fund where such services enable subscribers to transmit information of their own choosing between points of their own choosing.

The interconnected VoIP services that are the subject of the decisions referenced above are offered to the public as substitutes for, or as substantially equivalent to, existing telecommunications services. In contrast, our customers could not use our service unless they are also separately receiving telecommunications services from their own service provider. Certain decisions adopted by state commissions before the FCC issued its preemption order suggested an increased interest by some state commissions in regulating services that may be perceived as the functional equivalent of local phone service. If state regulators attempt to regulate the enhanced services that we provide or determine that the enhanced services that we provide are currently subject to their regulatory provisions, then we may be faced with substantially increased regulatory burdens and costs.

Regulatory proceedings, legislative efforts and adjudications, including but not limited to some of those described above, have created a certain level of uncertainty regarding the regulatory classification of some of our services and features,. Future regulatory actions may lead to the imposition of additional regulatory obligations and requirements on us in the provision of our services and features, including but not limited to certification requirements, interstate or intrastate access charges, regulatory fees, payments to support state and federal universal service-funds, taxes related to Internet or IP-enabled communications, requirements to provide free access to certain users, regulations based on encryption concerns, consumer protection requirements and certain minimum service levels. We could conceivably become subject to requirements and obligations not only at the federal level, but also in any of the states in which we have customers or from which third persons initiate communications to call our customers, as well as in any of those jurisdictions in which facilities exist or activities occur which support our offerings. Further, as we expand into additional lines of business or make new service offerings, we could become subject to existing or future regulation or other legal requirements, including but not limited to those which apply to telecommunications services and the providers of such services. The impact of federal or state legislative, regulatory, or adjudicatory actions or requirements may apply not only prospectively but conceivably retroactively and could result in an increase in our costs, adversely affect how we conduct our business, and adversely affect our financial condition and results of operations.

Certain decisions adopted by state commissions before the FCC issued the preemption order discussed above suggested an increased interest by some state commissions in regulating services that may be perceived as the functional equivalent of local phone service. If state regulators attempt to regulate the enhanced services that we provide or determine that the enhanced services that we provide are currently subject to their regulatory provisions, then we may be faced with substantially increased regulatory burdens and costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Use of Proceeds

On October 5, 2004, we closed the sale of 4,000,000 shares of our common stock in our initial public offering. The registration statement on Form S-1 (Reg. No. 333-115438) we filed to register our common stock in the offering was declared effective by the SEC on September 29, 2004. After deducting expenses of the offering, we received net offering proceeds of approximately $35.2 million. From the time of receipt, October 5, 2004, through December 31, 2006, we have not used the proceeds of this offering but have invested them into investment grade government agency and corporate debt securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2006 Annual Meeting of Stockholders held on December 15, 2006 (the “Annual Meeting”), our stockholders: (i) elected two Class II Directors each to serve a term to expire in 2009 (Proposal No. 1); (ii) ratified the appointment of Mayer Hoffman McCann P.C. as independent auditors for the fiscal year ending June 30, 2007 (Proposal No. 2); and (iii) approved an amendment to the Company’s Certificate of Incorporation to eliminate provisions requiring the classification of the board of directors and the removal of directors only for cause and to change the terms of existing directors accordingly (Proposal No. 3). The tabulation of votes for each of the proposals is set forth below:

Proposal No. 1

Election of two Class II Directors for a three-year term:

Directors-Class I	Votes For	Votes Withheld
David S. Trandal	19,321,742	732,745
Osmo A. Hautanen	19,192,790	861,697

Proposal No. 2

Ratification of the appointment of Mayer Hoffman McCann P.C. as independent auditors of the Company for the 2007 fiscal year:

FOR	AGAINST	ABSTAIN
19,854,082	190,537	9,868

Proposal No. 3

Approval of the amendment to the Company’s Certificate of Incorporation:

FOR	AGAINST	ABSTAIN	Broker Non-Vote
15,417,054	75,376	18,922

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(3)	Bylaws of the Registrant.

10.1(4)	Employment Agreement dated November 20, 2006 by and between Mark Stubbs and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Registrant’s Registration Statement Amendment No. 5 on Form S-1 (File No. 333-115438) filed on September 27, 2004 and incorporated herein by reference.
(2)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006 and incorporated herein by reference.
(3)	Previously filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-115438) on May 13, 2004 and incorporated herein by reference.
(4)	Previously filed in the Registrant’s Current Report on Form 8-K filed on November 27, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date: February 12, 2007	By:	/s/ David F. Hofstatter
David F. Hofstatter,
President and Chief Executive Officer

Date: February 12, 2007	By:	/s/ Mark Stubbs
Mark Stubbs
Chief Financial Officer
(principal financial and accounting officer)