Form 10-Q
period 2007-03-31
CALLWAVE INC
filed 2007-05-14
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

At April 16, 2007, the number of shares outstanding of the registrant’s common stock, $0 par value, was 20,856,764.

CALLWAVE INC.

Form 10-Q

For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALLWAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of March 31, 2007	As of June 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,464	$24,040
Marketable securities	35,939	36,907
Accounts receivable; net of allowance for doubtful accounts of $472 and $574, respectively	2,576	2,834
Prepaid income tax	88	88
Other current assets	884	973

Total current assets	58,951	64,842

Property and equipment, net	2,163	2,014
Intangible assets, net	4,493	533
Other assets	66	66

Total assets	$65,673	$67,455

Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$1,962	$451
Accrued payroll	1,104	735
Deferred revenue	847	92
Other current liabilities	1,278	1,515

Total current liabilities	5,191	2,793

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0 par value; 100,000 shares authorized at March 31, 2007 and June 30, 2006; 20,844 and 20,800 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	72,993	72,119
Accumulated comprehensive loss	(11)	(143)
Accumulated deficit	(12,500)	(7,314)

Total stockholders’ equity	60,482	64,662

Total liabilities and stockholders’ equity	$65,673	$67,455

See accompanying notes

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue	$6,230	$8,801	$19,673	$28,910
Cost of sales	2,257	3,125	6,676	10,275

Gross profit	3,973	5,676	12,997	18,635
Operating expenses (1):
Sales and marketing	2,347	1,770	5,381	4,802
Research and development	1,857	1,687	5,266	5,031
General and administrative	3,136	3,143	9,899	8,121
Impairment of long-lived assets	—	—	—	243

Total operating expenses	7,340	6,600	20,546	18,197

Operating income (loss)	(3,367)	(924)	(7,549)	438
Interest income	766	659	2,363	1,741

Income (loss) before income taxes	(2,601)	(265)	(5,186)	2,179
Income tax expense	—	156	—	3,085

Net loss	$(2,601)	$(421)	$(5,186)	$(906)

Net loss per share:
Basic and diluted	$(0.12)	$(0.02)	$(0.25)	$(0.04)
Weighted average common shares outstanding
Basic and diluted	20,830	20,746	20,815	20,578

(1) Includes stock-based compensation as follows:
Sales and marketing	$56	$17	$149	$81
Research and development	82	37	248	103
General and administrative	124	27	385	106

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,186)	$(906)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	599	628
Impairment of long-lived assets	—	253
Stock based compensation	782	290
Deferred income taxes	—	2,929
Inventory writeoff	—	314
Bad debt expense	1,096	1,470
Net realized gain on sale of marketable securities	(24)	—
Loss on disposal of fixed assets	12	—

Changes in operating assets and liabilities:
Restricted cash	—	336
Accounts receivable, net of bad debt expense	(838)	387
Inventory	—	140
Prepaid income taxes	—	(67)
Other assets	37	317
Accounts payable	1,511	38
Accrued payroll and other liabilities	135	290
Deferred revenue	755	(1,300)
Income taxes payable	(3)	—

Net cash provided by (used in) operating activities	(1,124)	5,119

Cash flows from investing activities:
Purchases of intangible assets	(4,000)	(550)
Purchases of marketable securities	(66,988)	(25,575)
Sales of marketable securities	68,112	23,790
Purchases of property and equipment	(680)	(373)

Net cash used in investing activities	(3,556)	(2,708)

Cash flows from financing activities:
Proceeds from exercises of stock options	104	1,361

Net cash provided by financing activities	104	1,361

Net increase (decrease) in cash and cash equivalents	(4,576)	3,772
Cash and cash equivalents at beginning of the period	24,040	16,828

Cash and cash equivalents at end of the period	$19,464	$20,600

Supplemental disclosures of cash flow information
Cash paid for:
Income taxes	$—	$223
Non-cash investing activities:
Stock issued for purchase of property	$40	$—

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

Reclassifications— In the Company’s quarterly condensed financial statements for the interim periods within the year ended June 30, 2006, all of the costs associated with the Company’s customer care subdivision were grouped with sales and marketing on the condensed consolidated statements of operations. Since customer care is a subdivision of operations, and the Company has traditionally allocated operating costs across sales and marketing, research and development, and general and administrative operating expenses, the Company included customer care with operations before making the allocation for the current period presentation. Prior periods have been changed to conform to this presentation. The reclassification did not impact operating loss, net loss, working capital or net cash provided by (used in) operating activities as previously reported.

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

In the third quarter of fiscal 2005, the Company purchased prepaid phones and phone cards with the intention of reselling them with a 30-day free trial of application-based services and the Company entered into an agreement to sell the prepaid phones and a portion of the phone cards to a distributor. Revenue from the sale of prepaid phones and phone cards was recognized when the SAB 104 criteria were met. The Company recognized sales to distributors on a sell-through basis when the cash was collected from the distributor and had recognized $17,000 and $225,000 of revenue related to sales to this distributor in the nine months ended March 31, 2007 and 2006, respectively. These transactions contain multiple elements, including the phone, the minutes, and the CallWave service, to which the Company has applied EITF 00-21, Revenue Arrangements with Multiple Deliverables. The various elements of the arrangement are separable and each element is recognized separately in accordance with SAB 104. In accounting for multiple deliverables, management’s judgment is necessary when identifying the nature of deliverables in an arrangement as well as measuring and allocating fair value to the multiple deliverables. This program was cancelled in December of 2005.

Deferred revenue—Deferred revenue consists of customer prepayments of subscription fees, which will be earned in the future under agreements existing at the balance sheet date. Deferred revenue is amortized ratably over the period in which services are provided. Associated costs, such as billing fees, are deferred and recognized over the same period. In addition, install fees and up front non-recurring engineering fees are recorded as deferred revenues and amortized to revenue over the expected period of performance, or the estimated average customer subscription life.

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

Comprehensive net loss—Comprehensive net loss was $5,055,000 and $985,000 for the nine months ended March 31, 2007 and 2006, respectively. The comprehensive net loss differs from the net loss by the net unrealized gain or loss on short-term investments.

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

Inventories—Inventories consist of finished goods and are stated at the lower of cost or market, cost being determined under the first-in, first-out method. During the nine months ended March 31, 2006, the Company recorded impairment of $314,000 against the entire inventory to reduce the balance to its net realizable value of $0. Management’s judgment is required in determining net realizable value and the extent of any impairment to inventory.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Impairment of long-lived assets—The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Cash equivalents—All highly liquid investments with original maturities of three months or less at date of purchase are considered to be cash equivalents.

Marketable securities—Marketable securities consist of investment grade government agency and corporate debt securities. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at estimated fair value. Unrealized gains and losses are reflected in other comprehensive loss. Held to maturity investments are carried at cost until they are sold or there is evidence that changes in the business environment or other facts and circumstances suggest the investment may be other than temporarily impaired based on criteria outlined in FASB Staff Position Nos. FAS 115-1 and FAS 124-1 and on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.

Income taxes—Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

Valuation of acquired intangible assets—Intangible assets are accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the Company to record intangible assets at their fair value. Historically, the Company has used the cash purchase price at the time of acquisition as the best indicator of fair value. SFAS No. 142 also requires the Company to periodically evaluate the carrying value of intangible assets to determine if an impairment loss should be recorded under SFAS No. 142. In accordance with SFAS No. 142, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Concentrations of credit risk—The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The receivable from the vendor at March 31, 2007 and June 30, 2006 was $2,093,000 and $2,385,000, respectively.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Net loss per share—The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon exercise of stock options and warrants and conversion of convertible preferred stock. The dilutive effect of outstanding stock options and warrants is reflected in diluted loss per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(unaudited, in thousands except per share data)
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(2,601)	$(421)	$(5,186)	$(906)

Weighted-average common shares outstanding	20,830	20,746	20,815	20,578
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Convertible preferred shares	—	—	—	—

Weighted-average common shares outstanding for diluted calculation	20,830	20,746	20,815	20,578

Net loss per share:
Basic and diluted	$(0.12)	$(0.02)	$(0.25)	$(0.04)

Options to purchase 3,471,000 shares and warrants to purchase 120,000 shares were outstanding at March 31, 2007. These options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive due to the current period net loss. At March 31, 2006, options to purchase 508,000 shares with exercise prices equal to or greater than the average fair value of common stock were outstanding. These options were also excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

2. Stockholders’ Equity

Common Stock

As of March 31, 2007, the Company is authorized to issue 100,000,000 shares of common stock. As of March 31, 2007, a total of 3,591,000 shares of common stock are reserved for issued and outstanding warrants for the purchase of 120,000 shares and issued and outstanding stock options for the purchase of 3,471,000 shares.

Warrants

As of June 30, 2006 and March 31, 2007, the Company has issued and outstanding warrants to purchase up to 120,000 shares of common stock at exercise prices ranging from $0.55 to $4.00. No warrants were exercised during the nine months ended March 31, 2007.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Share-Based Payments

As of March 31, 2007, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. The maximum shares issuable under these plans at March 31, 2007, consist of 3,729,922 shares, 2,250,000 shares and 1,350,000 shares authorized, respectively, of which options for 2,367,255 shares, 841,604 shares, and 262,090 shares are outstanding under the 2004, 2000 and 1999 Option Plans, respectively.

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

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The Company computes expected volatility based on a combination of both historical volatility and market-based implied volatility, as management believes that the combination provides a more accurate estimate of future volatility. The expected term represents the period of time that the stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards. For the three and nine month periods ended March 31, 2007, expected forfeitures were based on historical experience per department. For the three and nine month periods ended March 31, 2006, expected forfeitures were based on a Company-wide historical average. Due to the inherent uncertainty in valuing awards for publicly-traded stock as of the grant date, given that such awards will be exercised, purchased or sold at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated at the grant date.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Weighted average fair value of stock options granted	$1.47	$4.73	$1.44	$4.47
Risk free interest rate	4.82%	4.60%	4.57-4.95%	3.89%
Expected life (in years)	4.0	4.0	4.0	4.0
Expected volatility	56%	50%	53%-58%	50%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected forfeiture rate	6%-48%	27%	2%-68%	27%

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of option activity under the Option Plans as of March 31, 2007, and changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	2,427,318	$3.88
Granted	814,058	3.30
Exercised	(2,825)	2.06
Forfeited or expired	(62,611)	5.18

Outstanding at September 30, 2006	3,175,940	3.71
Granted	448,500	2.65
Exercised	(12,350)	1.13
Forfeited or expired	(178,993)	4.96

Outstanding at December 31, 2006	3,433,097	3.51
Granted	103,150	3.09
Exercised	(13,925)	2.36
Forfeited or expired	(51,373)	4.75

Outstanding at March 31, 2007	3,470,949	$3.49	5.02	$866

Exercisable at March 31, 2007	1,604,793	$3.45	5.01	$750

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the nine months ended March 31, 2007 and 2006 was $27,000 and $111,000, respectively.

As of March 31, 2007, there was $3.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option Plans. That cost is expected to be recognized over a weighted-average period of 2.83 years.

Total share-based compensation expense recognized for the nine months ended March 31, 2007 and 2006 was $782,000 and $290,000, respectively. For stock option awards subject to graded vesting we recognize compensation cost on a straight-line basis over the service period for the entire award.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Commitments and Contingencies

Leases

The Company leases office space and certain office equipment under non-cancelable operating leases. Rental expense under operating lease agreements was $171,000 and $169,000 for the three months ended March 31, 2007 and 2006, respectively, and $508,000 and $392,000 for the nine months ended March 31, 2007 and 2006, respectively.

Future minimum commitments remaining under these agreements as of March 31, 2007, are as follows:

Twelve Months Ending March 31:	Minimum Commitment
(in thousands)
2008	$620
2009	485
2010	441
2011	145

Franchise Tax Board Audit

In May 2006, the Company was notified by the California Franchise Tax Board that its research and development credits for the taxable year ended June 30, 2004, would be under examination. As of the date of this filing, the examination is nearing completion. The Franchise Tax Board has recommended a reduction of the carryforward research credits by approximately $325,000. The Company intends to appeal the recommendation. Due to the valuation allowance recorded against the Company’s deferred tax assets, the reduction of the credit carryforward will not affect the Company’s income tax provision, net loss, or net loss per share.

Internal Revenue Service Audit

In October 2006, the Company was notified by the Internal Revenue Service that our income tax return for the year ended June 30, 2004, would be under examination. As of the date of this filing, the examination is nearing completion and management does not expect a material adjustment.

Other Commitments and Contingencies

The Company has long-distance service agreements with six carriers. As of March 31, 2007, minimum obligations under these agreements due within one year total $457,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of March 31, 2007, minimum obligations due within one year under agreements with providers of billing and collection services and outsourced customer support total $456,000.

See Note 7 for a discussion of legal contingencies.

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

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Income Taxes

The provision for income taxes consists of the following for each of the periods ended:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Current federal provision	$—	$103	$—	$102
Current state	—	53	—	54
Deferred	—	—	—	2,929

	$—	$156	$—	$3,085

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The net increase in the valuation allowance for the nine months ended March 31, 2007, was approximately $1.6 million due to management’s determination that it is more likely than not that the deferred tax asset will not be realized.

As of March 31, 2007, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $10.7 million and $23.2 million respectively. The losses begin to expire in fiscal year 2010. In addition, the Company has available tax credit carryforwards of approximately $2.1 million and $0.8 million for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2009. California tax credits can be carried over indefinitely.

7. Litigation

As most recently reported in the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as filed on February 13, 2007, CallWave was involved in a dispute with Catch Curve, Inc., a Delaware corporation, and j2 Global Communications, a Delaware corporation (collectively “j2 Global”). The matters concerned allegations that CallWave’s operations infringed certain patents of j2 Global, and were the subject of two actions pending in the United States District Court for the Central District of California (Action Nos. 04-7068 and 05-4819).

Effective March 13, 2007, CallWave and j2 Global entered into a Patent License and Settlement Agreement (the “Agreement”). Under the terms of the Agreement, CallWave and j2 Global agreed to resolve all of j2 Global’s outstanding patent infringement claims. CallWave has agreed to pay $4 million to j2 Global for a fully paid-up, nonexclusive license to use the Licensed Patents (as that term is defined in the Agreement) for non-fax services. In addition, CallWave will pay a running royalty of at least 10% for a non-exclusive license to use the Licensed Patents for fax services. CallWave and j2 Global have agreed to dismiss all pending litigation.

The $4 million license was recorded as an intangible asset and will be amortized over 13 years, the remaining life of the licensed patents.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, and accordingly, the Company has adopted SAB No. 108 beginning in fiscal year 2007. The adoption of SAB 108 did not have an impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. Management does not expect SFAS No. 159 to have a material impact on the Company’s financial condition or results of operations.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our ability to maintain and expand our user base;

•	industry competition;

•	our ability to continue to execute our growth strategies in the carrier and direct to consumer channels;

•	our ability to build alternative, cost effective direct to consumer distribution channels;

•	our ability to attract subscribers and generate revenues through new products and Web 2.0 technology;

•	litigation, legislation, regulation or technological developments affecting our business;

•	general economic conditions; and

•	other factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

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

Overview

We are working to realign our business focus to take advantage of three important trends in the telecommunication industry:

•	the convergence of landline, mobile, and Internet communications.

•	the acceleration in the adoption of Professionally Managed Outsourced services and applications.

•	the emergence of Web 2.0 technology.

For service providers, these trends continue to drive the need for flexible, faster-to-market, network independent software applications to compete against competitive threats. In response, we are moving to complement our direct-to-consumer business model with a Professionally Managed Outsourced application model to provide communication solutions that require minimal allocation of capital and allow service providers to quickly react to customer needs and adapt to the dynamically shifting competitive landscape. For our direct-to-consumer business, these trends present opportunities for faster iteration of voice and text products and new channels for distribution, such as web-based galleries.

We provide application services on a subscription basis that add features and enhanced functionality to the telecommunications services used by mainstream consumers as well as small and home offices. Our software-based services are delivered by our desktop Phone Companion Software (PCS) through our proprietary Enhanced Services Platform, which allows subscribers to manage calls across existing landline, mobile and Internet networks. As of March 31, 2007, we had approximately 637,000 paying subscribers for these application services. Because our services improve the utilization of existing telecommunications services by our subscribers, we believe that our application services complement the efforts of landline, mobile and Internet service providers to reduce their subscriber churn. This has allowed us to establish cooperative relationships with network service providers.

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

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and evaluate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $472,000 as of March 31, 2007 and $574,000 as of June 30, 2006. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies. The decrease in the allowance is related to lower carrier reject rates and decreasing revenue.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At March 31, 2007, we had net deferred tax assets of $7.3 million. Due to the uncertainty of realizing these net deferred tax assets, we have recorded a valuation allowance for the entire balance of the deferred tax assets. Such uncertainty primarily relates to the potential for net operating loss carryforwards and tax credits which begin to expire in 2010 and 2009, respectively, to be realized against future taxable income. We will continue to assess the likelihood of realization of these assets.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

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

Valuation of acquired intangible assets

We have acquired intangible assets primarily via the acquisition of license agreements. These license agreements give us the right to practice and use certain technologies in the fax, voice and internet telephony space. These assets are accounted for under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires us to record these assets at their fair value. Historically, we have used the cash purchase price at the time of acquisition as the best indicator of fair value. SFAS No. 142 also requires us to periodically evaluate the carrying value of intangible assets to determine if an impairment loss should be recorded under SFAS No. 142. In accordance with Statement No. 142, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. SFAS No. 144 outlines the factors which individually or in combination could trigger an impairment review as follows:

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, and accordingly, we have adopted SAB No. 108 beginning in fiscal year 2007. The adoption of SAB 108 did not have an impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. We do not expect SFAS No. 159 to have a material impact on our financial condition or results of operations.

Results of Operations

The following tables set forth our statement of operations data for each of the periods indicated (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Statement of Operations Data:
Revenues	$6,230	$8,801	$19,673	$28,910
Cost of sales	2,257	3,125	6,676	10,275

Gross profit	3,973	5,676	12,997	18,635
Operating expenses:
Sales and marketing	2,347	1,770	5,381	4,802
Research and development	1,857	1,687	5,266	5,031
General and administrative	3,136	3,143	9,899	8,121
Impairment of long-lived assets	—	—	—	243

Total operating expenses	7,340	6,600	20,546	18,197

Operating income (loss)	(3,367)	(924)	(7,549)	438
Interest income	766	659	2,363	1,741

Income loss before income taxes	(2,601)	(265)	(5,186)	2,179
Income tax expense	—	156	—	3,085

Net loss	$(2,601)	$(421)	$(5,186)	$(906)

Three Months Ended March 31, 2007 and March 31, 2006

Revenues. Revenues were $6,230,000 for the three months ended March 31, 2007, compared to $8,801,000 for the three months ended March 31, 2006, a decrease of $2,571,000 or 29%. Subscription revenues were $6,200,000 for the three months ended March 31, 2007, representing 99% of revenues, compared to $8,752,000 for the three months ended March 31, 2006, representing 99% of revenues, a decrease of $2,552,000, or 29%. The decrease in our revenues was attributable primarily to a decrease in the number of paying subscribers from approximately 763,000 at March 31, 2006 to approximately 637,000 at March 31, 2007. The decrease in subscribers is driven primarily from the migration of dial up users to broad band which is a trend we expect to continue. In addition, our average revenue per user (“ARPU”) decreased as we have a higher percentage of our subscribers from our indirect channel distribution arrangements. We record revenue from our indirect channel distributors on a gross or net basis depending on the facts of the agreement. Revenues from our indirect channel distributors for the three months ended March 31, 2007, was $700,000 or 11% of revenues compared to $700,000 or 8% of revenues for the same period last year.

Cost of sales. Cost of sales was $2,257,000 for the three months ended March 31, 2007, compared to $3,125,000 for the three months ended March 31, 2006, a decrease of $868,000, or 28%. The decrease in cost of sales is primarily related to the decrease in the number of subscribers.

Sales and marketing. Sales and marketing expenses were $2,347,000, or 38% of revenues, for the three months ended March 31, 2007, compared to $1,770,000, or 20% of revenues, for the three months ended March 31, 2006, an increase of $577,000, or 33%. The increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. We also had increased marketing expenses as we promoted our direct to consumer free beta products through various ad based services. We expect to incur higher marketing expenses in coming quarters as we continue to promote new products and new product features and enhancements in the direct to consumer and carrier channels. We are committed to investing in our Sales and Marketing functions as we migrate a greater percentage of our business toward indirect channel distributors with landline and mobile operators while continuing to build product usage and add new subscribers in the direct-to-consumer channel.

Research and development. Research and development expenses were $1,857,000, or 30% of revenues, for the three months ended March 31, 2007, compared to $1,687,000, or 19% of revenues, for the three months ended March 31, 2006. The 11% increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. Over the last four months we have launched six new products and believe it is essential to have a strong research and development team as we continue to develop new products and add additional features and functionality in the direct channel and migrate our business toward indirect channel distribution arrangements with landline, mobile carriers and web portals, while continuing to strategically invest in the direct-to-consumer channel.

General and administrative. General and administrative expenses were $3,136,000, or 50% of revenues for the three months ended March 31, 2007, compared to $3,143,000, or 36% of revenues, for the three months ended March 31, 2006, a decrease of $7,000. Legal fees related to the litigation with j2 Global and Catch Curve were approximately $800,000 for the three months ended March 31, 2007. As a result of the settlement, these fees will not be recurring in future quarters.

Net loss. Net loss was $2,601,000 for the three months ended March 31, 2007, compared to net loss of $421,000 for the three months ended March 31, 2006. This net loss was primarily the result of reduced revenues as we shift our focus toward indirect distributor arrangements and our preparation for shifting our company into the indirect channel. Other contributing factors consisted of increased payroll and related costs, litigation fees, and stock based compensation charges.

Nine Months Ended March 31, 2007 and March 31, 2006

Revenues. Revenues were $19,673,000 for the nine months ended March 31, 2007, compared to $28,910,000 for the nine months ended March 31, 2006, a decrease of $9,237,000, or 32%. Subscription revenues were $19,535,000 for the nine months ended March 31, 2007, representing 99% of revenues, compared to $28,528,000 for the nine months ended March 31, 2006, representing 99% of revenues, a decrease of $8,993,000, or 32%. The decrease in our revenues was attributable primarily to a decrease in the number of paying subscribers from approximately 763,000 at March 31, 2006 to approximately 637,000 at March 31, 2007. The decrease in subscribers is driven primarily from the migration of dial up users to broad band which is a trend we expect to continue. In addition, our average revenue per user (“ARPU”) decreased as we have a higher percentage of our subscribers from our indirect channel distribution arrangements. We record revenue from our indirect channel distributors on a gross or net basis depending on the facts of the agreement. Revenues from our indirect channel distributors for the nine months ended March 31, 2007, were $2,280,000 or 12% of revenues compared to $1,900,000 or 7% of revenues for the same period last year. During the first quarter of the current fiscal year we refined our assumptions for the amortization of deferred revenue and the associated costs. The effect on revenue of refining these assumptions, which was treated as a change in estimate under U.S. GAAP, was a reduction in revenue of $594,000. These refined assumptions also reduced cost of sales by $214,000 and increased net loss by $380,000, or $0.02 per share. The change in estimate relates to more timely and accurate information made available by our third party billing provider.

Cost of sales. Cost of sales was $6,676,000 for the nine months ended March 31, 2007, compared to $10,275,000 for the nine months ended March 31, 2006, a decrease of $3,599,000, or 35%. The decrease in cost of sales is primarily related to the decrease in the number of subscribers and a credit of $574,000 from one of our telecommunications carriers which we received in the 2nd quarter of fiscal 2007. The carrier was charging us for more lines than we had contracted to rent over an eleven month period beginning in January, 2006. The carrier agreed to credit our account for the overcharges and apply the credit to future bills.

Sales and marketing. Sales and marketing expenses were $5,381,000 or 27% of revenues, for the nine months ended March 31, 2007, compared to $4,802,000, or 17% of revenues, for the nine months ended March 31, 2006. The 10% increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. We also had increased marketing expenses as we promoted our direct to consumer free beta products through various ad based services. We expect to incur higher marketing expenses in coming quarters as we continue to promote new products and new product features and enhancements in the direct to consumer and carrier channels. We are committed to investing in our Sales and Marketing functions as we migrate a greater percentage of our business toward indirect channel distributors with landline and mobile operators while continuing to build product usage and add new subscribers in the direct-to-consumer channel.

Research and development. Research and development expenses were $5,266,000, or 27% of revenues, for the nine months ended March 31, 2007, compared to $5,031,000, or 17% of revenues, for the nine months ended March 31, 2006, an increase of $235,000, or 5%. The 10% increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. Over the last four months we have launched six new products and believe it is essential to have a strong research and development team as we continue to develop new products and add additional features and functionality in the direct channel and migrate our business toward indirect channel distribution arrangements with landline, mobile carriers and web portals, while continuing to strategically invest in the direct-to-consumer channel.

General and administrative. General and administrative expenses were $9,899,000, or 50% of revenues for the nine months ended March 31, 2007, compared to $8,121,000, or 28% of revenues, for the nine months ended March 31, 2006, an increase of $1,778,000, or 22%. The increase in general and administrative expenses was due primarily to increased legal fees, payroll and related expenses, and stock based compensation charges. Legal fees related to the litigation with j2 Global and Catch Curve were approximately $2,700,000 for the nine months ended March 31, 2007. As a result of the settlement, these fees will not be recurring in future quarters.

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

Income tax provision. We recognized an income tax provision for the nine months ended March 31, 2006 of $3,085,000. No tax benefit was derived from the net loss recognized during the nine months ended March 31, 2007 due to the valuation allowance established to offset our deferred tax assets. Total deferred tax assets amount to $7.3 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and may adjust the balance in the future accordingly.

Net loss. Net loss was $5,186,000 for the nine months ended March 31, 2007, compared to net loss of $906,000 for the nine months ended March 31, 2006. This net loss was primarily the result of reduced revenues as we shift our focus toward indirect distributor arrangements and our preparation for shifting our company into the indirect channel. Other contributing factors consisted of increased payroll and related costs, litigation fees, stock based compensation charges, and a change in estimate described under “Revenues” above. The net loss was reduced by the credit described in the Cost of sales section above.

Liquidity and Capital Resources

At March 31, 2007, our principal sources of liquidity were cash and cash equivalents of $19,464,000, marketable securities of $35,939,000, and accounts receivable net of allowance for doubtful accounts of $2,576,000. Since our initial public offering our working capital and capital expense requirements have been funded with cash flow provided from operations. We believe our current cash reserves are adequate to cover anticipated losses over the next fiscal year as we migrate our business toward the indirect channel while continuing to strategically invest in our direct-to-consumer channel. We do not expect to return to profitability until the first half of fiscal 2009 and we do not expect cash flow from operations to be positive in future periods until we return to profitability. We reexamine our cash requirements periodically in light of changes in our business.

Cash and cash equivalents and marketable securities decreased from $60.9 million at June 30, 2006 to $55.4 million at March 31, 2007. This decrease is primarily due to settlement of the j2 and Catch Curve litigation for $4 million, cash used in operating activities of $1.1 million, and purchases of property and equipment of $680,000, partially offset by $1.1 million of sales of marketable securities in excess of purchases.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Franchise Tax Board Audit

In May 2006, we were notified by the California Franchise Tax Board that our research and development credits for the taxable year ended June 30, 2004, would be under examination. As of the date of this filing, the examination is nearing completion. The Franchise Tax Board has recommended a reduction of our carryforward research credits by approximately $325,000. We intend to appeal the recommendation. Due to the valuation allowance recorded against our deferred tax assets, the reduction of the credit carryforward will not affect CallWave’s income tax provision, net loss, or net loss per share.

Internal Revenue Service Audit

In October 2006, we were notified by the Internal Revenue Services that our income tax return for the year ended June 30, 2004, would be under examination. As of the date of this filing, the examination is nearing completion and we do not expect a material adjustment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk. We do not currently do any business denominated in foreign currencies and, therefore, are not subject to any significant foreign currency exchange risk.

Interest rate sensitivity. We had cash and cash equivalents totaling $19.5 million and marketable securities totaling $35.9 million at March 31, 2007, and cash and cash equivalents totaling $24 million and marketable securities totaling $36.9 million at June 30, 2006. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities including auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Due to our ability to liquidate these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents or marketable securities as a result of changes in interest rates. Declines in interest rates, however, will reduce our future interest income. If interest rates were to decline by 3.0% as compared to the rates at March 31, 2007, our interest income would decrease approximately $410,000 on a quarterly basis based on the outstanding balance of our marketable securities and money market funds at March 31, 2007. A decline in market value of 3.0% would reduce the value of our cash equivalents and marketable securities by approximately $1.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

(b) Changes in internal controls over financial reporting.

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As most recently reported in the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as filed on February 13, 2007, CallWave was involved in a dispute with Catch Curve, Inc., a Delaware corporation, and j2 Global Communications, a Delaware corporation (collectively “j2 Global”). The matters concerned allegations that CallWave’s operations infringed certain patents of j2 Global, and were the subject of two actions pending in the United States District Court for the Central District of California (Action Nos. 04-7068 and 05-4819).

Effective March 13, 2007, CallWave and j2 Global entered into a Patent License and Settlement Agreement (the “Agreement”). In the Agreement, CallWave and j2 Global agreed to resolve all of j2 Global’s outstanding patent infringement claims. Under the terms of the Agreement, CallWave has agreed to pay $4 million to j2 Global for a fully paid-up, nonexclusive license to use the Licensed Patents (as that term is defined in the Agreement) for non-fax services. In addition, CallWave will pay a running royalty of at least 10% for a non-exclusive license to use the Licensed Patents for fax services. CallWave and j2 Global have agreed to dismiss all pending litigation.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors set forth under the caption “Special Note Regarding Forward Looking Statements” in Part II, Item 7, of our Annual Report on Form 10-K, for our fiscal year ended June 30, 2006, the factors set forth under the caption “Risks Related To Our Business” in Part II, Item 7A, of our Annual Report on Form 10-K, for our fiscal year ended June 30, 2006, and the factors set forth under the caption “Risk Factors” in Part II, Item 1A, of our Quarterly Report on Form 10-Q, for the period ended December 31, 2006. The risks discussed in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended June 30, 2006 and in our Form 10-Q for the quarter ended December 31, 2006.

We rely upon sufficient availability of telephone numbers.

Our future success will depend in part upon our ability to procure and maintain sufficient quantities of telephone numbers in area codes where our subscribers are located at costs we can afford. The ability of telecommunications carriers to provide us with telephone numbers to be used in conjunction with our services depends on applicable regulations, the practices of telecommunications carriers that provide telephone numbers, and the level of demand for new telephone numbers. In addition, the Federal Communications Commission, or FCC, has regulations concerning numbering resource utilization. If CallWave does not sufficiently utilize the numbers assigned to it, it may have to relinquish control of those unused numbers. Furthermore, the FCC and state public utility commissions periodically review numbering utilization, and may in the future propose additional changes to regulations or interpret existing regulations that affect number assignment and the availability of numbers for, or the applicability of number portability requirements to, our services. Failure to have access to sufficient telephone numbers in a timely and cost-effective manner, or the loss of use of numbers we have previously accessed or may access, could prevent us from entering some markets or slow our growth in the markets in which we currently sell our services.

Future legislation, regulation, or legal decisions affecting the Internet, Internet telephony or IP-enabled services could restrict our business, prevent us from offering our services or increase our cost of doing business.

We believe that, as a matter of regulatory classification, our offerings qualify as enhanced or information services and that we are not currently subject to direct regulation by the FCC or generally by state public utility commissions. However, there is a risk that state or federal regulators could rule that some features of our services are telecommunications services subject to common carrier regulations. There is also the potential, even if state and federal regulators were to confirm that our offerings are not telecommunications services, that state or federal regulators might seek to impose regulations on our offerings.

The FCC has not, to date, adopted a comprehensive regulatory framework for IP-enabled services or attempted generally to classify IP-enabled services under the Communications Act of 1934, instead issuing only a small number of ad hoc decisions concerning whether particular offerings are telecommunications, telecommunications services, and or information/enhanced services. Nonetheless, the FCC has begun imposing regulatory obligations upon “interconnected VoIP services,” including the obligation to offer enhanced 911 service, to comply with the same CALEA requirements that apply to providers of telecommunications services, to contribute to the federal Universal Service Fund and, most recently, to comply with regulations affecting use of Customer Proprietary Network Information ("CPNI"). Apart from the specific regulatory obligations that the FCC has imposed upon providers of “interconnected VoIP services,” there are few laws, regulations or rulings that specifically address access to or commerce on the Internet, including the provision of Internet protocol-based telephony and other IP-enabled services. We are unable to predict the impact, if any, that future legislation, regulations or legal decisions may have on our business. However, the growth in the market for IP-based telephony and other IP-enabled communications, and the popularity of these services, along with other regulatory objectives, such as ensuring adequate funding levels for the federal Universal Service Fund create the risk that governments and agencies increasingly will seek to regulate services such as our current offerings, including the potential for findings that such regulations apply retroactively. Many legislative and regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and various state regulatory agencies. For example:

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

•

On November 12, 2004, the FCC released an order preempting a September 11, 2003 order of the Minnesota Public Utilities Commission (“Minnesota Order”). In the preempted Minnesota Order, the Minnesota Commission had asserted regulatory jurisdiction over Vonage’s DigitalVoice service and ordered Vonage to comply with all state statutes and regulations related to the offering of telephone service in Minnesota. The principal basis for FCC preemption was the finding that there was no practical means of directly or indirectly identifying the geographic location of the Digital Voice subscriber. Although the FCC did not preempt any specific state regulations or orders apart from the Minnesota Order, it explained that, “to the extent that other VoIP services are not the same as Vonage’s but share similar basic characteristics, we believe it highly unlikely that the Commission would fail to preempt state regulation of those services to the same extent.” The FCC, however, did not determine whether DigitalVoice or any other IP-enabled service is an information or telecommunications service, and thus the regulatory classification of these services under the Act remained an open issue. Moreover, the FCC subsequently clarified that an interconnected VoIP provider with the capability to track the jurisdictional confines of its customer calls depending upon the customer’s geographic location would likely not qualify for the preemptive effects of the Vonage Order, and that state commissions may be free to regulate such offerings. On March 21, 2007, the U.S. Court of Appeals for the Eighth Circuit upheld the FCC's preemption order. Notably, however, on January 18, 2007, the U.S. District Court for the Western District of Missouri ruled that, as of that date, the FCC has not preempted regulation of all VoIP services, and thus states retain the jurisdiction to at least regulate interconnected VoIP services that fall outside of the scope of the Vonage order. Specifically, the district court rejected a Comcast request for an injunction of the Missouri Public Service Commission’s proceeding to ascertain whether and how to regulate Comcast’s fixed VoIP services. In light of these developments, state commissions may increasingly seek to regulate interconnected VoIP services that can be characterized as intrastate.

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

•

On September 23, 2005, the FCC released an order reclassifying wireline broadband Internet access services as information services, thereby placing wireline broadband Internet access services within the same general regulatory framework as cable modem services. Similarly, on November 7, 2006, and march 23, 2007, the FCC released orders declaring Broadband over Power Line (“BPL”)-enabled Internet access service and wireless broadband Internet access service, respectively, to be information services. As information services, wireline, wireless, and BPL-enabled broadband Internet access, like cable modem service, no longer are subject to regulation under Title II of the Communications Act of 1934, as amended, or the FCC’s Computer Inquiry rules, but are subject to specific obligations imposed under Title I of the Act. The Commission also permitted, in March 2006, a petition of Verizon for forbearance of federal Title II and Computer Inquiry regulation of its broadband services to be “deemed granted” by operation of law, an action which is now subject to appeal. Further, petitions for forbearance seeking relief similar to that “deemed granted” to Verizon were filed by AT&T, Sprint, Embarq, and other ILECs in 2006, and the Commission must act on these various petitions in the second half of 2007. These FCC actions, and the grant of the pending petitions for forbearance, could potentially enable ILECs to (1) refuse to permit subscribers to their broadband transmission services to use our enhanced services, (2) charge higher rates for underlying broadband transmission service to subscribers to our enhanced services, or (3) bundle enhanced services that are similar to our enhanced services with their broadband transmission services at such a rate that it becomes economically unfeasible for us to compete with the ILEC. If one or more ILECs take any of those actions with explicit or tacit permission from the FCC, then it could have a material adverse impact upon our profitability and results of our operations.

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

•

On March 1, 2007, the FCC clarified that, where a local exchange carrier wins a customer from a provider of interconnected VoIP services, the telephone number, upon the customer’s request, should be ported to the local exchange carrier. The Commission reemphasized that other concerns about the porting obligations of interconnected VoIP service providers will be addressed in its IP-Enabled Services proceeding. Although the FCC declined to reach the question of whether interconnected VoIP is a “telecommunications service,” the agency’s clarification treats, for the purposes of portability, providers of interconnected VoIP services like resellers of telecommunications services rather than end users of such services.

•

On April 2, 2007, the FCC adopted an order establishing new rules designed to safeguard the confidentiality of customer proprietary network information ("CPNI"). The new rules focus on protection of unlawful disclosure and sale of CPNI made possible through pretexting, the use of passwords to protect against unauthorized disclosure of CPNI, procedures when unauthorized disclosure occurs, and annual certification requirements. These additional regulations complement the Commission's existing CPNI rules which generally limit the collection and use of CPNI by wireline and wireless carriers. The FCC extended its pre-existing rules, as well as the new regulations, to interconnected VoIP providers invoking its ancillary regulatory authority under Title I of the Communications Act of 1934, as amended. Once again, the Commission declined to reach the question of whether interconnected VoIP is a “telecommunications service.”

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

Regulatory proceedings, legislative efforts and adjudications, including but not limited to some of those described above, have created a certain level of uncertainty regarding the regulatory classification of some of our services and features. Future regulatory actions may lead to the imposition of additional regulatory obligations and requirements on us in the provision of our services and features, including but not limited to certification requirements, interstate or intrastate access charges, regulatory fees, payments to support state and federal universal service-funds, taxes related to Internet or IP-enabled communications, requirements to provide free access to certain users, regulations based on encryption concerns, consumer protection requirements and certain minimum service levels. We could conceivably become subject to requirements and obligations not only at the federal level, but also in any of the states in which we have customers or from which third persons initiate communications to call our customers, as well as in any of those jurisdictions in which facilities exist or activities occur which support our offerings. Further, as we expand into additional lines of business or make new service offerings, we could become subject to existing or future regulation or other legal requirements, including but not limited to those which apply to telecommunications services and the providers of such services. The impact of federal or state legislative, regulatory, or adjudicatory actions or requirements may apply not only prospectively but conceivably retroactively and could result in an increase in our costs, adversely affect how we conduct our business, and adversely affect our financial condition and results of operations, and restrict our growth potential.

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

Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(3)	Bylaws of the Registrant.

10.1(4)	Employment Agreement dated November 20, 2006 by and between Mark Stubbs and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Registrant’s Registration Statement Amendment No. 5 on Form S-1 (File No. 333-115438) filed on September 27, 2004 and incorporated herein by reference.
(2)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006 and incorporated herein by reference.
(3)	Previously filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-115438) on May 13, 2004 and incorporated herein by reference.
(4)	Previously filed in the Registrant’s Current Report on Form 8-K filed on November 27, 2006 and incorporated herein by reference.
(5)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date: May 14, 2007	By:	/s/ David F. Hofstatter
David F. Hofstatter,
President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ Mark Stubbs
Mark Stubbs
Chief Financial Officer (principal financial and accounting officer)