Form 10-K
period 2007-06-30
CALLWAVE INC
filed 2007-09-12
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50958

CALLWAVE, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0490995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

136 West Canon Perdido Street, Suite C Santa Barbara, California	93101
(Address of principal executive offices)	(Zip code)

(805) 690-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer   ☐                Accelerated Filer  ☐                Non-Accelerated Filer  ☒

[In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on December 29, 2006, more than 5% of the issued and outstanding common stock of the Company are “affiliates” of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 29, 2006 was $22,619,414.

At August 6, 2007, the number of shares outstanding of the registrant’s common stock, no par value, was 20,880,064.

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated therein.

PART I

Item 1. Business

BUSINESS

Industry Background

A decade ago, the primary means of communication was the landline telephone. The emergence of the wireless mobile market and the internet is increasingly supplementing and/or replacing the use of the traditional landline telephone. Mobile telephones and the Internet, which penetrated the early adopter markets in the 1990s have now reached mass market acceptance with over 182 million wireless subscribers in the United States alone, according to the Cellular Telecommunications and Internet Association (CTIA). However, mainstream users of mobile telephones still retain their existing landlines for a variety of reasons, including the desire to retain their published telephone number, the familiar experience of a traditional telephone, the varying quality of mobile reception in some areas, and access to the Internet.

Fueled by the business imperative to create new revenue sources, deliver IP applications and protect their large voice calling communities from emerging competitors, telecommunications service providers are beginning to offer services that combine the benefits of landline telephones with the flexibility of mobile phones. This trend is called “fixed-mobile convergence.” As service providers begin to develop strategies to offer these new services, they are evaluating traditional solutions, such as installing new telecommunications infrastructure or shipping new mobile handsets, as well as non-traditional solutions including software-based private label “on-demand” solutions. Traditional solutions typically require large capital investments and longer deployment cycles. The private label “on-demand” model typically requires less capital and operating allocation, greater flexibility, and faster time-to-market because services are provided by a “host”. This hosted solution platform eliminates the need for the customer to make capital investments in infrastructure in order to utilize the service.

Company Overview

CallWave is leading a new category of convergence services focused on Phone Companion Services. Our business strategy encompasses both our traditional “direct” to consumer web channel and an “indirect” carrier channel designed to market our services under the brands of telecommunications service providers and web portals.

We provide services on a free trial or subscription basis that add features and functionality to the telecommunications services used by mainstream consumers and small and home offices. Our Phone Companion Software (PCS)-based services are delivered on our proprietary Enhanced Services Platform, which allows subscribers to manage calls across their existing landline, mobile and Internet networks. Our services enable subscribers to receive, respond, and manage calls on most communications devices without requiring them to purchase or install additional hardware, purchase additional telecommunications services, change their phone number, or switch their service provider. Calls can be accessed on a subscriber’s handset, in email, or on the Internet.

Our Enhanced Services Platform intercepts inbound phone and fax calls to our subscribers and is able to redirect these calls to the devices or access points selected by the subscribers using their existing telecommunications lines. In addition, the Enhanced Services Platform enables us to provide virtual phone and fax numbers to our subscribers who then can publish multiple phone or fax numbers for use with a single phone line. As of June 30, 2007, we had approximately 631,000 paying subscribers for our services.

Historically, our subscriber base consisted primarily of dial-up subscribers who, before subscribing to our service, had been missing calls while on the Internet via their dial up connection. The CallWave Enhanced Service Platform allowed customers to screen, transfer or intercept incoming calls while their dial-up service connection was in use. As customers have migrated away from traditional dial up Internet connections towards faster and more reliable broadband offerings, we have enhanced our service platform in the web and carrier channels. These enhancements include Web 2.0 widgets, voice to text recognition applications, wireless mobile voicemail, and desktop texting applications.

Our services and offerings improve the utilization of existing telecommunications services by our subscribers. We believe our services and offerings complement the efforts of telecommunications service providers to improve average revenue per user (“ARPU”), reduce churn, create new revenue sources, and protect their calling communities from emerging competitors. We do this by providing IP-enabled applications that are interoperable with current generation landline, mobile and IP networks and devices that can seamlessly migrate to an IMS-enabled environment. This has allowed us to establish cooperative relationships with service providers and web portals that market our private label services under their brand.

The CallWave Solution

We provide Phone Companion Services that facilitate the convergence of fixed and mobile telephone services on a free trial or subscription basis to mainstream consumers and small and home offices. Our solution is delivered over the Internet and through our Phone Companion Software (PCS), which is simple to adopt and use, running on a user’s desktop that is a companion to the user’s communication device. Our proprietary Enhanced Services Platform allows subscribers to bridge calls across existing landline, mobile and Internet networks. This software-based call-bridging service enables subscribers to receive calls on any communications device that is available to them at the time without requiring them to purchase or install additional hardware, get a new telephone number, or change service providers. Additionally, we add value to traditional telecommunications devices by offering information services that provide call management and are easy to use features.

For example, our platform allows subscribers who cannot answer a call on their home telephone or mobile phone (because either the subscriber is unavailable or the line is busy), to screen and accept the call on another device, such as a landline, mobile phone or a personal computer connected to the Internet using voice-over-IP technology. Unlike traditional call-forwarding services, our software allows our subscribers to screen a voicemail in real-time before deciding whether to take the call on their existing landline, mobile or Internet networks, enabling our mass-market subscribers to more effectively manage their personal communications. By screening incoming calls across existing landline, mobile and Internet networks, our subscribers realize greater value from their existing telecommunications services. Our platform also allows mobile phone subscribers to get their voicemail in their email or on the Internet. Unlike traditional mobile voicemail where there is limited opportunity to easily manage the message experience, our software allows our subscribers to get a copy of their mobile voicemail in their email or on the Internet to more easily see and prioritize who has called and then listen, respond, and manage the message accordingly.

Customers have the flexibility to pay us for their subscriptions using credit cards, mail-in checks or through their telephone bills. Subscribers register for our service either on our website or on our partners’ websites and download our client software onto their personal computers to utilize our applications. Our Web 2.0 widgets and wireless mobile voicemail applications do not require a download of our client software.

Our private label carrier business delivers IP-enabled applications to service providers marketed under their brand that are interoperable with current network infrastructures. These applications enable service providers to deliver converged voice services ahead of converged networks that are rapidly deployed at a minimal cost.

Certain key aspects of our solutions are common, including:

Affordable application services. Our application-based services are customized to meet the requirements of cost-conscious mainstream subscribers, without requiring them to purchase additional hardware or telephone lines or change service providers. We offer flexible service levels, enabling our subscribers to pay for only those applications they need to manage their existing telecommunications services.

Ease of installation and use. We designed our application-based services to be easy to install on a personal computer and easy to use with minimal behavioral changes. During registration and installation, our software is automatically configured, based on subscribers’ existing communications services. The registration and installation process typically takes only a few minutes. In most cases, we automatically provision our services without subscribers having to call their existing network service providers. Our call-bridging services are delivered over subscribers’ existing communication networks and require no additional hardware and no new telephone number. Our wireless mobile voicemail services do not require a software download.

Optimized use of existing telecommunications networks and devices. Our software-based service enables real-time connectivity among subscribers’ existing telecommunications services and devices by allowing them to choose where a call is delivered. Our application-based services also provide users with detailed caller identification information, giving subscribers the choice to take the call or direct it to their preferred and most convenient answering device. Our wireless mobile voicemail service offer many of the same benefits without having to download software.

Scalable, reliable and flexible software platform. Our software platform has been designed to scale to support millions of users, to deliver carrier-class reliability and to be sufficiently flexible to address the changing market needs. Our software-based infrastructure and open architecture enable us to efficiently and economically identify and develop new information services for our subscribers as they adopt new technologies and desire enhanced functionality from their communication services as well as support IMS and next generation network requirements of service providers.

Complementary to telecommunications service providers. Our software platform integrates with and enhances the existing offerings of the providers of telecommunications services and is interoperable with current generation landline, mobile and IP networks and devices that can seamlessly migrate and scale to an IMS enabled environment.

Products and Services

CallWave Internet Answering Machine

Our CallWave Internet Answering Machine services have historically generated most of our revenues. These services extend the functionality of our subscribers’ existing telecommunications services by adding easy-to-use enhancements such as real-time voicemail, which allows subscribers to screen a message being left on their landline number from their mobile phone or their Internet-connected personal computer. Our landline services also include virtual telephone numbers that enable our subscribers to receive the benefits of a personalized or dedicated phone number routed to their existing telephone lines, without requiring additional physical phone lines to be installed. As a result, multiple virtual numbers can be set up to deliver calls to the same physical landline telephone that might otherwise be shared by multiple people in a household or small business. These services extend the functionality of networks and devices that our subscribers already use by connecting their landline phones to their mobile phones and Internet networks without requiring new equipment at their premises. During the year, CallWave upgraded this service to support an auto-populating address book with integration to the customer’s mobile phone and giving some customers the ability to use our enhanced features to initiate text or voice communications to persons in their address book.

We offer three principal levels of CallWave service:

CallWave Alert ($1.50 per month or $17.95 per year). CallWave Alert is our lowest-priced subscription level. Our CallWave Alert service delivers notifications of calls placed to any of our subscribers’ telephone numbers, even when those lines are not answered or are in use by sending a message to a device of our subscribers’ choosing.

CallWave Messenger ($5.95 per month). CallWave Messenger is our mid-level subscription, providing all of the features of CallWave Alert, as well as caller identification and delivery of voice messages, even when subscribers’ lines are in use or are not answered.

CallWave Connect ($7.95 per month). CallWave Connect is our most feature-rich and high-end service level currently offered. CallWave Connect service enables customers to screen, transfer or receive calls in real-time, and if they choose, interrupt the message to take the call. In addition, subscribers to CallWave Connect receive the benefits of a system that automatically creates a contact book based on the calls received and allows them to use our enhanced features to reply or call back to persons listed in their contact book and to initiate text or voice communications to other persons as well.

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

CallWave Mobile

CallWave Mobile is the company’s first visual voicemail product. This service sends a copy of the mobile phone’s voicemail to the user’s email, enabling the user to sort, prioritize, listen and respond (via text reply or call back) to messages all from their email in-box. The service does not require the user to download software, switch service providers, purchase a new handset or change their mobile phone number. When users are not at their PC’s, they are notified of mobile voicemail messages via an SMS text message sent to the handset. Users can also access messages the traditional way by dialing into their mobile phone’s voicemail system. This service is currently free during the beta testing period.

CallWave Web 2.0 Widgets

Widgets are mini web applications that are very simple to download and highly cost-effective channels for delivering software and services to consumers whom we may not reach through other marketing channels. During the year, CallWave introduced SMS text messaging widgets in addition to the wireless industry’s first visual voicemail widget. The visual voicemail widget enables users to view their list of wireless mobile voice messages on their desktop and then prioritize and listen to these messages. The SMS text widget allows desktop sending of text messages throughout the world. All widgets have access to a PhonePage described below. We distribute our widgets on popular galleries including Google, Apple, Yahoo!, Microsoft, and social networks. The widgets are currently free during the beta testing period. At June 30, 2007, we had approximately one million widget subscribers.

CallWave Vtxt and PhonePage

Our Vtxt service transforms mobile voicemail into readable, searchable and storable content. Incorporating our proprietary speech recognition and Web 2.0 visual voicemail technology, the Vtxt service allows subscribers to read the GIST of their voicemail on their handset. Users will also be able to manage and reply to voice and text messages from a personal web page and search for a permanent archive of voice and text messages. The Phone Page also gives the user the ability to reply to callers via text or voice right from the Web and automatically creates a contact book based on the calls received. The Vtxt service is built upon state of the art voicemail-optimized speech recognition technology and a managed services architecture that will offer unlimited storage. This enables the Vtxt service to function without requiring live operator transcription and expands the market to include privacy conscious consumers and public corporation users who are subject to non-disclosure laws. The Vtxt service is currently free during the beta testing period.

Our Strategy

Our objective is to establish ourselves as the leader in the convergence service category of Phone Companion Services. This includes services that require our Phone Companion Software (PCS) on the desktop, which is simple to adopt and use, and is a voice portal running on the user’s PC. Unlike traditional VoIP services, CallWave’s PCS serves as a companion to the user’s existing mobile or landline phone, providing a more seamless integrated communications experience. Through CallWave’s Enhanced Services Platform, the PCS desktop is fully synchronized and interoperable with the end user’s existing phone number, service provider, contacts, call log and voice messages. The CallWave Enhanced Services Platform is fully scalable to manage other next generation rich media sources. Our strategy also includes Web 2.0 and wireless mobile voicemail applications that do not require a software download and enable users to manage their communications on the handset, in email, and over the Internet. We plan to achieve this objective through a combination of offering services “direct” to consumers in our web channel and through private label of these services to “indirect” carrier partners.

Invest personnel and marketing resources in the wireless mobile services market. We believe that the market for mobile telephony services will continue to grow at a faster rate than the market for landline telephony services. We intend to focus our marketing efforts on acquiring new wireless mobile subscribers and retaining existing landline customers.

Extend our reach through “indirect” carrier and web portal partnerships. Today, most of our sales come from direct acquisition of customers through our web channel. We also have commercial relationships with Internet and telecommunications service providers through which we provide various call-bridging services to their subscribers. In addition, we also maintain online distribution relationships with a number of smaller companies. We intend to develop similar relationships with other carriers to help us reach a wider range of subscribers, particularly as broadband and voice-over-IP technology are adopted by the mainstream.

Maintain our focus on the needs of the mainstream and wireless mobile market. We endeavor to provide services that the mainstream and wireless mobile market highly values and that we can provide to users at an affordable price. We believe that the market opportunity for addressing the communications needs of these cost-conscious and mobile users is large and growing. We intend to remain focused on these markets and provide a range of enhanced communications services that meet the needs of this market.

Continue to follow a subscriber-driven approach to development of new products and offerings. We believe that our large subscriber base helps us gain a comprehensive and accurate understanding of the needs, desires and priorities of our subscribers, which is critical to the ongoing success of our business. We also conduct subscriber studies and focus groups to further increase our understanding of our subscribers’ needs, desires and priorities. The information captured through this ongoing research and analysis enables us to better identify subscriber requirements and behavioral patterns and continue to develop new and enhanced communications services that current and potential subscribers in the mainstream market value. This information is also helpful in our efforts to attract new strategic partners. We intend to continue to follow a subscriber-driven approach to product development and marketing.

Provide enhanced communications services for mainstream and wireless mobile users. Our software-based platform bridges calls effectively across all mainstream forms of Internet access and across all landline, mobile and Internet service providers. This enables us to provide affordable, value-added communications services to mainstream users without the additional cost of changing service providers or purchasing new hardware or the inconvenience of changing phone numbers. We intend to continue to serve the cost-conscious and mobile market across all telecommunications services and devices.

Extend and enhance component applications and service levels. Our centralized software platform gives us the flexibility to design, deploy, test and enhance features and applications quickly and easily. We are able to bundle these component applications rapidly into new service levels. We intend to offer additional applications and service levels to meet the diverse and evolving needs of our existing and targeted subscribers and we intend to enhance existing applications and service levels to remain competitive.

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

Scalable and reliable. Our platform currently processes over 17 million calls per month, and is designed to handle significantly higher call volume under the current architecture. Our software platform has been designed to be fully redundant, with no single points of failure in our software switching facility. We use fully-redundant fault-tolerant components, redundant network connections and redundant copies of data. We also maintain spare parts on site for critical components.

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

Sales and Marketing

We sell our services directly to consumers through our web channel and private label our services through our carrier channel. The majority of our sales to date have been through our web channel.

Historically, we have offered potential subscribers a free 30-day trial to our CallWave Connect service, the highest level of service we currently offer. At the end of the trial period, the user may choose to subscribe to our lower-priced CallWave Messenger or CallWave Alert services, remain on our CallWave Connect service or cancel the service entirely. In the past, we offered a free service to consumers and small and home offices and attempted to convert them to paying subscribers over time. Services that are in beta are typically offered free during the beta testing period.

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

•

Channel relationships. We have a commercial relationship with Hawaiian Tel, Century Tel, and EarthLink under which they resell our services to their customers on a co-branded basis. We also maintain channel relationships with several smaller service providers.

•

Unpaid channels. We acquire a portion of our subscribers through unpaid channels such as widget galleries and word-of-mouth referrals. For example, many of our subscribers sign up for our service after calling another subscriber, interacting with our platform and learning about the benefits of our service.

Customers and Channel Relationships

Customers

From April 2001, when we first introduced our paid services, through June 30, 2005, our subscriber base increased dramatically. Over the last two years we have experienced the expected churn in our traditional business as subscribers move away from dial-up services as an access medium for the internet to faster more reliable broadband services. For the year ended June 30, 2006 we had 706,000 paying subscribers. During fiscal year 2007, as expected, our paid subscriber base decreased 11% to 631,000. Our paying subscribers primarily elect one of our three current service offerings: CallWave Alert, CallWave Messenger and CallWave Connect. As of June 30, 2007, approximately 30% of paying subscribers use our CallWave Messenger service, with CallWave Alert and CallWave Connect comprising approximately 44% and 22% of the paying subscriber base, respectively. CallWave Connect is our newest service and was introduced in April 2003. The remaining approximately 4% of our subscribers are on our legacy CallWave Pro service, which is no longer actively marketed to subscribers.

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

Our research and development expenditures were $7,178,000, $6,805,000 and $6,868,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

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

We face competition from Internet service providers such as AOL, Google, MSN, AT&T WorldNet, and United Online, which are increasingly integrating enhanced functionalities with their basic services. AOL offers an enhanced communication application that includes such services as caller ID, caller name and location, incoming call management technology, telemarketer blocking, ability to listen to messages while online, call log of missed calls while online, ability to answer calls while user is online and voicemail for unanswered incoming phone calls. AOL markets its service offerings primarily to customers that already subscribe to AOL’s Internet access services, though its service offerings also are available to non-AOL users.

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

We face competition from providers of voice-to text products. The companies that compete in these areas include Simulscribe, Spinvox and Vonage. Simulscribe and Spinvox use speech recognition technology and live operators to fully transcribe the voicemail message to text. Simulscribe private labels its services to Vonage. Because CallWave’s service does not rely on live operator assistance, messages remain private and secure, while the overall service becomes highly scalable.

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

We compete with all of the above companies for a share of the monthly telecommunications and information services spending of our target market. We differentiate ourselves by offering services that are independent of the underlying network infrastructure and, hence, enabling subscribers access to enhanced communication services without changing their service providers, phone number, or purchasing new equipment.

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

We believe that we compete favorably based on these factors. Many of our current and potential competitors, however, have greater name recognition, longer operating histories, larger subscriber bases and significantly greater financial resources than we have. In particular, many of our competitors are large, established network service providers such as AOL, Google, AT&T, Comcast, Verizon and SBC that are able to market and distribute enhanced communications services within their already large base of subscribers. They may be able to devote greater resources to product development and marketing and sales than we can. As a result, they may be able to respond more quickly to new technologies and changes in customer requirements than we can. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms, including potentially providing a competing solution at little or no cost as part of a bundled product offering. We cannot assure you that our current and future competitors will not offer or develop products or services that are superior to ours or achieve greater market acceptance than ours or that we will be able to compete effectively against them.

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

We hold several registered trademarks in the United States, including a registered mark on the phrase “Internet Answering Machine”, the name “CallWave,” and on a stylized service mark for “CW.”

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

Employees

As of June 30, 2007, we had 113 full-time employees: 47 are in research and development, 32 are in operations and customer care, 20 are in sales and marketing and 14 are in general and administrative functions. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Item 1A. Risk Factors

Our ability to successfully generate increased revenues and profits will be dependent upon our success in entering into and successfully managing indirect carrier distribution relationships.

We grew our business by directly marketing our services to consumers and small businesses through Internet advertising. We intend to attempt to grow our business by promoting our services to users through indirect carrier distribution arrangements in which we enter into distribution agreements with telecommunications service providers, which agree to distribute our services to their subscribers under their brand. We do not have significant experience in developing and managing those indirect relationships. There typically is a long lead time required to conclude agreements for such arrangements, additional time is thereafter required to implement each agreed-upon arrangement, and the actual pace of implementation is dependent upon cooperation and support from the companies with which we enter into those arrangements. In addition, even if we are able to put such indirect distribution relationships in place, the extent to which the service provider’s customers subscribe for our services will be dependent in substantial part upon the pace and manner in which the service provider implements and promotes our services, which are outside of our control. If we are unable to successfully implement those indirect distribution relationships we may not realize substantial growth in our subscribers for our services, we will not realize substantial growth in revenues or profitability, and our results of operations and financial condition will be adversely affected.

We may suffer losses from operations and reduce our accumulated cash reserves as we shift resources from our profitable direct distribution business and focus our business and investments on indirect carrier distribution of our services.

We have elected to reduce the amount of resources that we are devoting to our traditional business in which we had marketed and distributed our services directly to users, and instead to expand the resources that we are investing in the development and marketing of our services through indirect carrier distribution arrangements. As a result, we expect to realize lower revenues from our traditional business. However, we do not expect to begin generating substantial revenues from indirect distribution arrangements for at least several quarters. That delay in generating substantial revenues is attributable to a number of factors, including the time period required to develop indirect distribution relationships with telecommunications carriers, the time required to implement technological changes to our services in order to make them compatible with the communications infrastructure of carriers with which we enter into indirect distribution relationships, and the time required to successfully market our services to those carriers’ customers and persuade those customers to subscribe for our services. As we undergo this transition from a business based upon our traditional landline services sold directly to the consumer, to one based primarily upon the delivery of services through indirect distribution relationships, we are likely to realize losses from operations and reduce our accumulated cash reserves.

Our ability to successfully implement indirect carrier distribution arrangements is dependent upon our ability to integrate our technology with that of the companies that distribute our services.

In order for our indirect carrier distribution arrangements to be successful, the companies with whom we enter into indirect distribution arrangements must be able to integrate our services with their own service offerings. That integration process requires that our technology operate effectively with the service platforms from which those companies deliver telecommunications services to their customers and meet the technical specifications and operating parameters imposed by companies with which we are seeking indirect distribution relationships. The integration of our services with the service platform of those other companies is a complex process that requires not only that our respective technology platforms operate together, but also that our engineering departments work effectively together at a technical level in integrating our respective services. Those tasks require time, and we may encounter technical difficulties that occasion delay. We also may encounter some technical difficulties that adversely affect the customer’s ability to fully utilize our services or even our ability to integrate our services at all. If we are unable to overcome those challenges, then our indirect distribution strategy may be adversely affected, and we may not be able to achieve the revenue and profitability gains that we are seeking to achieve.

The use of indirect carrier distribution arrangements may cause us to realize lower revenues and profitability than we traditionally have realized from direct web distribution of our services.

We expect that the principal growth in subscribers will come primarily from the implementation of indirect distribution arrangements. While these arrangements typically deliver subscribers to us at a lower subscriber acquisition cost than our traditional sources of subscribers, they also tend to generate a lower average revenue per user, or “ARPU,” than the traditional direct web channel sources of subscribers. In order to achieve substantial future revenue growth from these indirect carrier distribution arrangements, we will need to implement indirect distribution arrangements that afford us broad exposure to significant numbers of potential subscribers, and we will need the other parties to those arrangements to cooperate with us in distributing our services to their customers. If we are unable to accomplish those objectives, then we may not achieve future revenue growth, and our results of operations will be adversely affected.

Our ability to successfully implement indirect carrier distribution arrangements and custom integrate our technology with that of the service providers that distribute our services may cause us to reduce our ability to innovate in our direct web channel.

In order for our indirect distribution arrangements to be successful, the companies with whom we enter into indirect distribution arrangements require custom features, unique network integrations and branding. That integration process requires development from our engineering team. Given limited engineering resources, our ability to rapidly innovate and deliver competitive new services in the direct web channel may be reduced.

If telecommunications carriers modernize their voice mail and call management services at a rate that is slower than what we predict, then we may experience delays in realizing growth in revenues and profitability from our services.

Our services allow carriers to upgrade their existing telephone-based voicemail systems to a visual voice mail system where users can receive their voicemail in their email or web page or in a client application running on the user’s personal computer. We believe that there is an opportunity for the marketing and distribution of our visual voicemail and call management services because these services are more convenient to use and have lower underlying costs to the carrier. We therefore have decided to devote substantial resources to indirect marketing and distribution of our services. If the pace of that convergence of landline and other telecommunications services unfolds more slowly than we currently foresee it occurring, then the proportion of mass market consumers who are ready to subscribe to our services may be much smaller than is necessary to support substantial growth in our revenues and profitability. If the proportion of consumers who subscribe for our services is correspondingly lower, then our results of operations and financial condition will be adversely affected.

Because we are unable to predict with precision the rate at which we will acquire paying subscribers for our services through the indirect distribution relationships that we will be emphasizing, our results of operations may be correspondingly less predictable, our stock price therefore may be more volatile, and our stockholders may suffer losses.

From our traditional business, which involved the direct marketing and distribution of our services to customers in the web channel, we have assembled a substantial amount of data that allowed us to predict our subscriber counts, revenues, and profits in that legacy business with some reliability. As our business increasingly emphasizes the delivery of our services through indirect distribution relationships, however, we will be operating without historical data that would allow us to predict with any precision the rate at which our services will be accepted by consumers or the prices at which consumers may be willing to subscribe for those services. Consequently, we may experience significantly greater swings in our revenues and profitability than in the past, our stock price may become increasingly volatile, and our stockholders may realize losses in the value of their shares.

If service providers elect to bundle services similar to ours that they obtain from other providers or to develop such services themselves as part of their product offering, we could lose many of our paid subscribers.

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

New Internet-based distribution channels are emerging for the types of services we offer direct to the consumer which may cause an increase in our marketing costs.

Widgets and Gadgets have introduced a new, low cost distribution channel for direct-to-consumer web services such as voicemail and other call management services. If we fail to establish a position in this new channel it may impact our ability to acquire customers for our services unless we increase our marketing costs.

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

Customers who subscribe to certain of our services rely on our ability to send text messages on their behalf to other cell phone users or from us directly to our subscribers. Generally, these text messaging capabilities are available to us and are available at a reasonable price. If the wireless service providers terminate our ability to send text messages, a significant number of our subscribers may terminate their subscriptions for our services, which would have an adverse effect on our growth potential. Service providers might choose to terminate our ability to send text messages if they view our services as a competitive threat to their own or if our infrastructure is hacked and mass spam messages are sent to cell phone users.

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

A determination that we have infringed the intellectual property rights of a third party could expose us to substantial damages, restrict our operations or require us to procure costly licenses to the intellectual property that is the subject of the infringement claims. Such a license may not be available to us on acceptable terms or at all. Any effort to defend ourselves from assertions of infringement or misappropriation of a third party’s intellectual property rights, whether or not we are successful, would be expensive and time-consuming and would divert management resources. Any adverse determination that we have infringed the intellectual property rights of a third party, or the costs we incur to defend ourselves against such claims, whether or not we are successful, would have a material adverse impact on our business and results of operations.

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

As most recently reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed on May 14, 2007, we were involved in litigation with Catch Curve, Inc., a Delaware corporation, and j2 Global Communications, a Delaware corporation (collectively “j2 Global”). The litigation concerned allegations that our operations infringed certain patents of j2 Global, and involved two actions pending in the United States District Court for the Central District of California (Action Nos. 04-7068 and 05-4819).

Effective March 13, 2007, CallWave and j2 Global entered into a Patent License and Settlement Agreement (the “Agreement”). In the Agreement, we and j2 Global agreed to resolve all of j2 Global’s outstanding patent infringement claims. Under the terms of the Agreement, we paid $4 million to j2 Global for a fully paid-up, nonexclusive license to use the Licensed Patents (as that term is defined in the Agreement) for non-fax services. In addition, we agreed to pay a running royalty of at least 10% for a non-exclusive license to use the Licensed Patents for fax services. We and j2 Global have agreed to dismiss all pending litigation.

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

Our future capital needs are difficult to predict. We may require additional capital in order to take advantage of opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Additionally, funds generated from our operations may be less than anticipated. As of June 30, 2007, we had total working capital of $51.9 million, $20.3 million of cash and cash equivalents and $32.4 million of marketable securities. While we believe that our current capital resources will be sufficient to fund our operations through the end of June 30, 2008, we may need to raise additional funds either by borrowing money or issuing additional equity in order to handle unforeseen contingencies or take advantage of new opportunities. We may not be able to raise such funds on favorable terms, if at all. If we are unable to obtain additional funds, then we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business or prospects.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) requires our management to report on the effectiveness of our internal controls over financial reporting beginning with the fiscal year ended June 30, 2008. In addition, the Act requires our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting. In fiscal year 2008 we expect to incur significant expense and to devote significant management resources to comply with Section 404. In the event that we or our independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404 for fiscal year 2008 or any subsequent period, or we are unable to remediate any potential material weaknesses is our internal controls, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock, and we could experience further increases in expenses and redirection of management resources in order to remedy any such weakness in internal controls.

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

Some features of our services allow our subscribers to initiate calls to other end users served by the public switched network, mobile service providers, or interconnected VoIP providers. These features do not support 911 services, and thus our subscribers cannot access emergency services by dialing 911. Although we provide subscribers with numerous warnings that they cannot use our service features to dial 911 and include conspicuous limitations on liability clauses within our service agreements, there remains the risk that a subscriber will attempt to use the features we provide to place a call to an emergency services provider, which could result in the loss of or damage to property or injury or death to one or more persons. If a court or other body with competent jurisdiction concludes that we are at least partially liable for such loss, damage, or injury, we could incur the obligation to pay substantial monetary damages that adversely affect our operating results and cause us financial harm.

We may be required to incur significant costs to modify our systems in order to meet the requirements of the Communications Assistance to Law Enforcement Act.

The Communications Assistance to Law Enforcement Act, or CALEA, requires telecommunications carriers to have the capability to perform wiretaps and to record other call identifying information. We currently believe that the circuit-switching facilities of our subsidiary, Liberty Telecom, are in compliance with CALEA-related requirements. There is substantial uncertainty within the industry as to how to implement these requirements with respect to packet-switched networks, such as that operated by Liberty Telecom and upon which we rely to provide our enhanced services. As Liberty Telecom expands its service offerings, further modifications to its local switching equipment may be necessary to comply with applicable laws and regulations. In 2005, the FCC released an order concluding that CALEA applies to facilities-based broadband Internet access providers and providers of interconnected VoIP service. On May 12, 2006, the FCC issued an order that addressed, among other things, the assistance capabilities required for facilities-based broadband Internet access providers and providers of interconnected VoIP. The FCC has requested comment on, among other things, whether CALEA should apply to other types of IP-enabled services. That proceeding or other proceedings examining CALEA-related requirements as they apply to circuit-switched or packet-switched networks could result in additional regulatory burdens for us and for Liberty Telecom. Complying with CALEA and rules implementing CALEA may require us to incur substantial costs, which could negatively impact our results of operations.

The underlying telecommunications and telecommunications services upon which we rely to provide our services may become subject to burdensome regulations that could increase our costs or hamper our ability to provide our service offerings.

We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies. The underlying transmissions are typically subject to regulation by the FCC, state public utility commissions and, in the future, could become subject to regulation by foreign governmental authorities to the extent subscribers use our services outside the territories of the United States. These regulations affect the prices that we pay for transmission services, the competition we face from communications service providers that may choose to offer enhanced services similar to ours and other aspects of our market. Changes in the federal and state regulatory rules governing the offerings of our underlying suppliers, or developments in the interpretation of existing regulations, could decrease our revenue, increase our costs or restrict our service offerings. The impact of federal or state legislative, regulatory, or adjudicatory actions or requirements may apply not only prospectively but conceivably retroactively and could result in an increase in our costs, adversely affect how we conduct our business, our financial condition and results of operations.

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

On September 23, 2005, the FCC released an order reclassifying wireline broadband Internet access services as information services, thereby placing wireline broadband Internet access services within the same general regulatory framework as cable modem services. Similarly, on November 7, 2006, and March 23, 2007, the FCC released orders declaring Broadband over Power Line (“BPL”)-enabled Internet access service and wireless broadband Internet access service, respectively, to be information services. As information services, wireline, wireless, and BPL-enabled broadband Internet access, like cable modem service, no longer are subject to regulation under Title II of the Communications Act of 1934, as amended, or the FCC’s Computer Inquiry rules, but are subject to specific obligations imposed under Title I of the Act. The Commission also permitted, in March 2006, a petition of Verizon for forbearance of federal Title II and Computer Inquiry regulation of its broadband services to be “deemed granted” by operation of law, an action which is now subject to appeal. Further, petitions for forbearance seeking relief similar to that “deemed granted” to Verizon were filed by AT&T, Sprint, Embarq, and other ILECs in 2006, and the Commission must act on these various petitions in the second half of 2007. These FCC actions, and the grant of the pending petitions for forbearance, could potentially enable ILECs to (1) raise barriers for subscribers to their broadband transmission services to use our enhanced services, (2) charge higher rates for underlying broadband transmission service to subscribers to our enhanced services, or (3) bundle enhanced services that are similar to our enhanced services with their broadband transmission services at such a rate that it becomes economically infeasible for us to compete with the ILEC. If one or more ILECs take any of those actions with explicit or tacit permission from the FCC, then it could have a material adverse impact upon our profitability and the results of our operations.

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

We believe that, as a matter of regulatory classification, our offerings are unregulated “enhanced services” or “information services” rather than regulated “telecommunications services” as those terms are defined by the Communications Act of 1934, as amended, (the “Act”) and the FCC. We also believe that our offerings do not meet the FCC’s definition of “interconnected VoIP services,” which are subject to certain common carrier-type regulations under the FCC’s rules. As such, we believe that we are not currently subject to direct regulation by the FCC either as a common carrier or as a provider of interconnected VoIP services. Nor do we believe that we are subject to regulation under state statutes or rules that govern telecommunications utilities, telephone companies, local exchange carriers, telephone toll services, or other similar regulatory categories. However, there is a risk that (1) federal or state regulators could rule that some features of our services are subject to existing common carrier or common carrier-type regulations, (2) the FCC could expand the definition of “interconnected VoIP services” to cover some or all of the features of our services, in which case the features would be subject to the common carrier-type regulations the FCC has imposed on providers of interconnected VoIP services, or (3) state or federal regulators could otherwise increase the scope of services subject to their regulations to include one or more of our services or specific features of our services.

To date, the FCC has not adopted a comprehensive regulatory framework for IP-enabled services or even attempted to classify IP-enabled services generally under the Act. In 2004, the FCC released a notice of proposed rulemaking in Docket 04-36 that sought public comment regarding the regulatory classification of IP-based services and the regulatory framework for those services, including the rights and obligations of providers of IP-enabled services. However, the FCC has yet to address the majority of the issues raised in this proceeding. Instead, the FCC has issued several ad hoc decisions classifying particular offerings as telecommunications, telecommunications services, or information services, and clarifying the regulatory consequences of those classifications under the Act and the FCC’s rules. With respect to a subset of IP-enabled voice services called “interconnected VoIP services,” the FCC also has begun imposing various common carrier-type regulatory obligations, including the obligation to contribute to the federal Universal Service Fund, to offer enhanced 911 service, to comply with the same CALEA requirements that apply to providers of telecommunications services, to comply with regulations regarding the use and protection of Customer Proprietary Network Information, to comply with the disability access requirements that currently apply to telecommunications service providers (including the obligation to contribute to the Interstate Telecommunications Relay Services fund), and to pay federal regulatory fees. Under the FCC’s current definition, “interconnected VoIP services” include any service that: (i) enables real-time, two-way voice communications; (ii) requires a broadband connection from the user’s location; (iii) requires IP-compatible customer premises equipment; and (iv) permits users generally to receive calls that originate on the Public Switched Telephone Network (“PSTN”) and to terminate calls to the PSTN.

Interconnected VoIP services generally are offered to the public as substitutes for, or as substantially equivalent to, existing telecommunications services. By contrast, our customers could not use our services unless they are also separately receiving telecommunications services from their own service providers. Moreover, our services do not require, although they are compatible with, a broadband connection from the user’s location or IP-compatible customer premises equipment, and thus they do not meet the FCC’s definition of “interconnected VoIP services.” Nonetheless, in light of the FCC’s decisions imposing regulatory obligations upon interconnected VoIP services, certain states have indicated that they may be interested in regulating services that they perceive to be the functional equivalent of telecommunications services. We may be faced with substantially increased regulatory burdens and costs if (1) state regulators attempt to regulate the information services that we provide or rule that any of our services or features are subject to their current regulatory provisions (even if the FCC does not also regulate such services or features), or (2) if the FCC expands the definition of “interconnected VoIP services” to include, or otherwise determines that the scope of the services subject to its regulations does include, the types of services we provide.

Apart from the specific regulatory obligations that the FCC has imposed upon providers of “interconnected VoIP services,” there are few laws, regulations or rulings that specifically address access to, or commerce on, the Internet, including the provision of IP-based telephony and other IP-enabled services. However, the growth in the market for IP-based telephony and other IP-enabled communications, and the popularity of these services, along with other regulatory objectives, such as ensuring adequate funding levels for the federal Universal Service Fund create the risk that governments and agencies increasingly will seek to regulate services such as our current offerings, including the potential for rulings that such regulations have applied all along. Many legislative and regulatory actions are underway or are being contemplated by federal and state authorities and certain past decisions suggest that the FCC or state regulatory authorities could eventually rule that certain IP-enabled services are telecommunications services that are subject to common carrier regulations. For example, on April 21, 2004, the FCC released a narrow declaratory ruling finding that certain Internet protocol telephony services are telecommunications services upon which interstate access charges may be assessed. Prior to this decision, the FCC had never ruled that a specific service relying on Internet-protocol technology was a telecommunications service. More recently, on June 27, 2006, the FCC issued a decision finding that providers of “interconnected VoIP services” offer “telecommunications” as defined by the Communications Act and must therefore contribute to the federal Universal Service Fund. Similarly, on June 30, 2006, the FCC released an order holding that menu-driven prepaid calling cards, and prepaid calling cards that use IP transport to deliver all or a portion of the call embody telecommunications services, and these prepaid calling card providers qualify as telecommunications carriers that are subject to, among other things, Universal Service Fund contributions based on their interstate revenues as well as intrastate and interstate access charges. These rulings illustrate that certain Internet-protocol based services may become subject to costs and regulations that, previously, were not thought to be applicable. We are unable to predict the impact, if any, that future legislation, regulations, or administrative and judicial decisions may have on our business.

In any event, as communications services increasingly are delivered over the Internet and as we expand the services and features that we offer, our business may become increasingly regulated at the federal, state, and/or foreign government levels, which may increase our operating costs and could also subject us to new regulatory fees or financial obligations. As we introduce new offerings, it is possible that some of them may fall within existing telecommunications or interconnected VoIP regulations, increasing our costs and reducing our operating margins.

Regulatory proceedings, legislative efforts and adjudications, including but not limited to some of those described above, have created a certain level of uncertainty regarding the regulatory classification of some of our services and features. Future regulatory actions may lead to the imposition of additional regulatory obligations and requirements on us in the provision of our services and features, including but not limited to certification requirements, interstate or intrastate access charges, regulatory fees, payments to support state and federal universal service-funds, taxes related to Internet or IP-enabled communications, requirements to provide free access to certain users, regulations based on encryption concerns, consumer protection requirements and certain minimum service levels. We could conceivably become subject to requirements and obligations not only at the federal level, but also in any of the states in which we have customers or from which third persons initiate communications to call our customers, as well as in any of those jurisdictions in which facilities exist or activities occur which support our offerings. Further, as we expand into additional lines of business or make new service offerings, we could become subject to existing or future regulation or other legal requirements, including but not limited to those which apply to telecommunications services and the providers of such services. The impact of federal or state legislative, regulatory, or adjudicatory actions or requirements may apply not only prospectively but conceivably retroactively and could result in an increase in our costs, possible penalties and forfeitures in the event determinations are made that certain features of our services have been subject to regulatory or legal obligations all along, adversely affect how we conduct our business, adversely affect our financial condition and results of operations, and restrict our growth potential.

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

Item 2. Properties

Our corporate headquarters are located at 136 West Canon Perdido Street, Santa Barbara, California, where we lease approximately 16,000 square feet. The lease expires on July 31, 2010. We conduct our research and development and sales and marketing activities at these facilities. We have an option to extend the term of this lease for an additional five years.

We lease approximately 7,900 square feet at 5464 Carpinteria Avenue, Carpinteria, California under a lease that terminates on June 30, 2008. We conduct our customer care and general operations at this facility.

Liberty Telecom leases approximately 1,658 square feet of office space in Reno, Nevada to house and operate its telecommunications switching equipment. The lease expires in December 2012. Liberty Telecom has three options to extend the term of the lease for an additional 60 months each.

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

Item 3. Legal Proceedings

As most recently reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed on May 14, 2007, we were involved in litigation with Catch Curve, Inc., a Delaware corporation, and j2 Global Communications, a Delaware corporation (collectively “j2 Global”). The litigation concerned allegations that our operations infringed certain patents of j2 Global, and involved two actions pending in the United States District Court for the Central District of California (Action Nos. 04-7068 and 05-4819).

Effective March 13, 2007, CallWave and j2 Global entered into a Patent License and Settlement Agreement (the “Agreement”). In the Agreement, we and j2 Global agreed to resolve all of j2 Global’s outstanding patent infringement claims. Under the terms of the Agreement, we paid $4 million to j2 Global for a fully paid-up, nonexclusive license to use the Licensed Patents (as that term is defined in the Agreement) for non-fax services. In addition, we agreed to pay a running royalty of at least 10% for a non-exclusive license to use the Licensed Patents for fax services. We and j2 Global have agreed to dismiss all pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2007 fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is listed on the NASDAQ Stock Market, LLC, under the symbol “CALL”. Trading of our common stock commenced September 30, 2004 following completion of our initial public offering.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Stock Market, LLC:

Fiscal 2007	High	Low
First Quarter	$3.77	$2.56
Second Quarter	2.92	2.51
Third Quarter	3.35	2.50
Fourth Quarter	3.96	2.84

Fiscal 2006	High	Low
First Quarter	$5.18	$3.96
Second Quarter	5.25	3.69
Third Quarter	5.14	3.80
Fourth Quarter	4.51	3.43

There were approximately 63 stockholders of record of our common stock as of July 31, 2007, although there is a significantly larger number of beneficial owners of our common stock.

Dividends

We have not paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

As of June 30, 2007

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,580,345	$3.49	1,335,663

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. We have prepared this information using our audited consolidated financial statements for the years ended June 30, 2007, 2006, 2005, 2004 and 2003.

	Fiscal Year Ended June 30,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Revenues	$25,201	$36,594	$45,518	$38,886	$22,488
Cost of sales	8,746	13,088	13,026	11,673	8,467

Gross Profit	16,455	23,506	32,492	27,213	14,021
Operating expenses
Sales and marketing	7,652	6,293	9,533	5,987	3,959
Research and development	7,178	6,805	6,868	5,294	4,894
General and administrative	12,021	11,508	7,622	4,985	3,376
Loss on disposal of property and equipment	114	23	4	30	191
Impairment of long-lived assets	—	253	—	—	—

Total operating expenses	26,965	24,882	24,027	16,296	12,420

Operating income (loss)	(10,510)	(1,376)	8,465	10,917	1,601
Interest income, net of expense	3,044	2,479	1,032	93	36

Income (loss) before income taxes	(7,466)	1,103	9,497	11,010	1,637
Income tax expense (benefit)	6	3,086	(2,105)	(505)	1

Net income (loss)	$(7,472)	$(1,983)	$11,602	$11,515	$1,636

Net income (loss) per share:
Basic	$(0.36)	$(0.10)	$0.72	$1.96	$0.29
Diluted	$(0.36)	$(0.10)	$0.57	$0.73	$0.11
Shares used in net income (loss) per share:
Basic	20,827	20,615	16,171	5,886	5,562
Diluted	20,827	20,615	20,295	15,674	15,291

	As of June 30,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,299	$24,040	$16,828	$6,187	$2,380
Marketable securities	32,411	36,907	39,996	7,003	—
Restricted cash	—	—	335	335	—
Working capital	51,918	62,049	59,029	11,263	685
Total assets	62,275	67,455	69,245	21,628	7,439
Convertible preferred stock	—	—	—	28,761	28,761
Accumulated deficit	(14,786)	(7,314)	(5,331)	(16,933)	(28,448)
Total stockholders’ equity	58,524	64,662	64,396	15,523	2,725

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

Overview

In 2007, we worked to realign our business focus to take advantage of two important trends in the telecommunication industry:

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

We provide application services on a subscription basis that add features and enhanced functionality to the telecommunications services used by mainstream consumers and small and home offices. Our software-based services are delivered by our desktop Phone Companion Software (PCS) through our proprietary Enhanced Services Platform, which allows subscribers to manage calls across existing landline, mobile and Internet networks. As of June 30, 2007, we had approximately 631,000 paying subscribers for these application services. Because our services improve the utilization of existing telecommunications services by our subscribers, we believe that our application services complement the efforts of landline, mobile and Internet service providers to reduce their subscriber churn. This has allowed us to establish cooperative relationships with network service providers.

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

In the third quarter of fiscal 2005, we purchased prepaid phones and phone cards with the intention of reselling them with a 30-day free trial of our application-based services and entered into an agreement to sell the prepaid phones and a portion of the phone cards to a distributor. Revenue from the sale of prepaid phones and phone cards is recognized when the SAB 104 criteria are met. We recognize sales to distributors on a sell-through basis and when the cash is collected from the distributor and have recognized $39,000 and $233,000 of revenue related to the sales to this distributor in the years ended June 30, 2007 and 2006. These transactions contain multiple elements, including the phone, the minutes, and our CallWave service, to which we have applied EITF 00-21, Revenue Arrangements with Multiple Deliverables. The various elements of the arrangement are separable and each element is recognized separately in accordance with SAB 104. In accounting for multiple deliverables, management’s judgment is necessary when identifying the nature of deliverables in an arrangement as well as measuring and allocating fair value to the multiple deliverables. This program was cancelled in the second quarter of fiscal 2006 and remaining inventories of approximately $46,000 were completely written off to expense.

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and evaluate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $436,000 as of June 30, 2007 and $574,000 as of June 30, 2006. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies. The decrease in the allowance is related to higher than expected carrier reject rates during the first half of fiscal 2006.

Investments in minority owned companies

We account for investments in minority interests of other companies over which we do not exercise significant influence on the cost method in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired. At September 30, 2005, we determined that our investment in a minority owned company was other than temporarily impaired and recorded an impairment loss in the amount of $253,000 to reduce the investment to a net realizable value of $0. CallWave has no other investments of this nature.

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

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At June 30, 2007, we had net deferred tax assets of $8.8 million. Due to the uncertainty of realizing these net deferred tax assets, we have recorded a valuation allowance of $8.8 million against these net deferred tax assets. Such uncertainty primarily relates to the potential for net operating loss carryforwards and tax credits which begin to expire in 2010 and 2009, respectively, to be realized against future taxable income. We will continue to assess the likelihood of realization of these assets.

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

Valuation of acquired intangible assets

We have acquired intangible assets primarily via the acquisition of license agreements. These license agreements give us the right to practice and use certain technologies in the fax, voice and internet telephony space. These assets are accounted for under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires us to record these assets at their fair value. Historically, we have used the cash purchase price at the time of acquisition as the best indicator of fair value. SFAS No. 142 also requires us to periodically evaluate the carrying value of intangible assets to determine if an impairment loss should be recorded under Statement of Financial Accounting Standards (SFAS) No. 144. In accordance with SFAS No. 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. SFAS No. 144 outlines the factors which individually or in combination could trigger an impairment review as follows:

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

Recent accounting pronouncements

For additional information regarding recently issued accounting pronouncements, see Note 2 to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Results of Operations

Comparison of Fiscal Years Ended June 30, 2007 and 2006

Revenues. Revenues were $25.2 million in fiscal 2007 compared to $36.6 million in fiscal 2006, a decrease of $11.4 million, or 31%. Subscription revenues were $25 million in fiscal 2007, representing 99% of revenues, compared to $36.2 million in fiscal 2006, representing 99% of revenues, a decrease of $11.2 million, or 31%. The decrease in our revenues in fiscal 2006 was attributable primarily to a decrease in the number of paying subscribers from approximately 706,000 at June 30, 2006 to approximately 631,000 at June 30, 2007. The decrease in subscribers is driven primarily from the migration of dial up users to broad band. In addition, our average revenue per user (“ARPU”) decreased during fiscal 2006 as we have a higher percentage of our subscribers from our indirect channel distribution agreements. We record revenue from our indirect channel partners on a gross or net basis depending on the facts of the agreement. Revenues from our indirect channel partners in fiscal year 2007 were $3.0 million or 12% of revenues compared to $2.7 million or 7% of revenues for the same period last year. During the first quarter of the year ended June 30, 2007, we refined our assumptions for the amortization of deferred revenue and the associated costs. The effect on revenue of refining these assumptions, which was treated as a change in estimate under U.S. GAAP, was a reduction in revenue of $594,000. These refined assumptions also reduced cost of sales by $214,000 and increased net loss by $380,000, or $0.02 per share. The change in estimate relates to more timely and accurate information made available by our third party billing provider.

Cost of sales. Cost of sales was $8.7 million in fiscal 2007, compared to $13.1 million in fiscal 2006, a decrease of $4.4 million, or 34%. Gross margins increased to 65.3% for the year ended June 30, 2007 from 64.2% for the year ended June 30, 2006. The decrease in cost of sales is primarily related to the decrease in the number of subscribers and a credit of $574,000 from one of our telecommunications carriers which we received in the 2nd quarter of fiscal 2007. The carrier was charging us for more lines than we had contracted to rent over an eleven month period beginning in January, 2006. The carrier agreed to credit our account for the overcharges and apply the credit to future bills. As of June 30, 2007, the credit has been entirely utilized.

Sales and marketing. Sales and marketing expenses were $7.7 million, or 31% of revenues, in fiscal 2007, compared to $6.3 million, or 17% of revenues, in fiscal 2006, an increase of $1.4 million. The 14% increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. We also had increased marketing expenses as we promoted our direct to consumer free beta products through various ad based services. We expect to incur higher marketing expenses in coming quarters as we continue to promote new products and new product features and enhancements in the direct to consumer and carrier channels. We are committed to investing in our Sales and Marketing functions as we migrate a greater percentage of our business toward indirect channel distributors with landline and mobile operators while continuing to build product usage and add new subscribers in the direct-to-consumer channel.

Research and development. Research and development expenses were $7.2 million, or 28% of revenues, in fiscal 2007, compared to $6.8 million, or 19% of revenues, in fiscal 2006, an increase of $0.4 million. The 9% increase in research and development as a percentage of total revenue was driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. Over the last six months we have launched seven new products and believe it is essential to have a strong research and development team as we continue to develop new products and add additional features and functionality in the direct channel and migrate our business toward indirect channel distribution arrangements with landline, mobile carriers and web portals, while continuing to strategically invest in the direct-to-consumer channel.

General and administrative. General and administrative expenses were $12 million, or 48% of revenues in fiscal 2007, compared to $11.5 million, or 31% of revenues, in fiscal 2006, an increase of $0.5 million, or 4%. The increase in general and administrative expenses was due primarily to increased legal fees, payroll and related expenses, and stock based compensation charges. Legal fees related to the litigation with j2 Global and Catch Curve were approximately $3,300,000 for the twelve months ended June 30, 2007. As a result of the settlement, these fees will not be recurring in future quarters.

Impairment loss. During the fiscal year ended June 30, 2006, we determined, based on an analysis of future cash flows, that our investment in and receivable from a company in which we had a minority interest was other than temporarily impaired. Accordingly, we recorded an impairment loss in the amount of $253,000.

Income tax provision. We recognized an income tax provision for the twelve months ended June 30, 2006 of $3,086,000. No tax benefit was derived from the net loss recognized during the twelve months ended June 30, 2007 due to the valuation allowance established to offset our deferred tax assets. Total deferred tax assets amount to $8.8 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and may adjust the balance in the future accordingly.

Net loss. The net loss was $7.5 million for the year ended June 30, 2007, compared to net loss of $2.0 million for the same period last year. This net loss was primarily the result of reduced revenues as we shift our focus toward indirect distributor arrangements and our preparation for shifting our company into the indirect channel. Other contributing factors consisted of increased payroll and related costs, litigation fees, stock based compensation charges, and a change in estimate described under “Revenues” above. The net loss was reduced by the credit described in the Cost of sales section above.

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

Liquidity and Capital Resources

At June 30, 2007, our principal sources of liquidity were cash and cash equivalents of $20.3 million, marketable securities of $32.4 million, and accounts receivable net of allowance for doubtful accounts of $2.4 million. Since our initial public offering our working capital and capital expense requirements have been funded with cash flow provided from operations. We believe our current cash reserves are adequate to cover anticipated losses over the next fiscal year as we migrate our business toward the indirect channel while continuing to strategically invest in our direct-to-consumer channel. We do not expect to return to profitability until the first half of fiscal 2009 and we do not expect cash flow from operations to be positive in future periods until we return to profitability. We reexamine our cash requirements periodically in light of changes in our business.

Cash and cash equivalents and marketable securities decreased from $60.9 million at June 30, 2006 to $52.7 million at June 30, 2007. This decrease is primarily due to settlement of the j2 and Catch Curve litigation for $4 million, cash used in operating activities of $3.6 million, and purchases of property and equipment of $939,000, partially offset by $163,000 from exercises of stock options. A significant driver of the cash outflow from operating activities was legal fees of approximately $3.3 million related to the litigation with j2 Global and Catch Curve. As a result of the settlement, these fees will not be recurring in future quarters.

Reorganization

In August of 2007, we announced a reorganization and reduction in force and the termination of our Chief Executive Officer. As a result of the reorganization we will incur a one time charge of approximately $1.2 million associated primarily with severance, health insurance, and accelerated stock option compensation expense. The entire charge will be recognized in the first quarter of the fiscal year ended June 30, 2008.

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

Internal Revenue Service Audit

In October 2006, we were notified by the Internal Revenue Services that our income tax return for the year ended June 30, 2004, would be under examination. As of the date of this filing, the examination is complete and there were no material adjustments.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of June 30, 2007 is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$1,757	$647	$978	$112	$20
Purchase obligations	1,282	1,011	271	—	—

Total	$3,039	$1,658	$1,249	$112	$20

Purchase obligations consist primarily of contracts with communications services providers totaling $941,000 and contractual obligations to pay $341,000 to providers of billing and collection services and outsourced customer support due in less than one year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk. We do not currently do any business denominated in foreign currencies and, therefore, are not subject to any significant foreign currency exchange risk.

Interest rate sensitivity. We had cash and cash equivalents totaling $20.3 million and marketable securities totaling $32.4 million at June 30, 2007, and cash and cash equivalents totaling $24 million and marketable securities totaling $36.9 million at June 30, 2006. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities including auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Due to our ability to liquidate these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents or marketable securities as a result of changes in interest rates. Declines in interest rates, however, will reduce our future interest income. If interest rates were to decline by 3.0% as compared to the rates at June 30, 2007, our interest income would decrease approximately $426,000 on a quarterly basis based on the outstanding balance of our marketable securities and money market funds at June 30, 2007. A decline in market value of 3.0% would reduce the value of our cash equivalents and marketable securities by approximately $1.1 million.

Item 8. Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

(b) Changes in internal controls over financial reporting.

There have not been any changes in our internal control over financial reporting during the fiscal year ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item concerning our directors is incorporated by reference from the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2007, or the Proxy Statement. The information required by this Item concerning our executive officers is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Executive Officers, Directors and Key Employees.” The information required by this Item concerning our code of ethics is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Code of Ethics.” The information required by this Item concerning our equity compensation plan is set forth under Item 5 of this Annual Report on Form 10-K.

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

(2) Consolidated Financial Statement Schedules

The following consolidated financial statement schedule of the Company for each of the fiscal years ended June 30, 2007, 2006, and 2005, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2007, 2006 and 2005.

(3) Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

3	Articles of Incorporation and By-laws.

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(5)	Amended and Restated Certificate of Incorporation of the Registrant.

3.3(1)	Bylaws of the Registrant.

3.4(11)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

10	Material Contracts.

10.1(1)	Lease Agreement dated April 1, 2001, by and between Liberty Telecom, LLC, and 200 South Virginia Investments, LLC.

10.2(1)	First Amendment to Lease Agreement dated December 17, 2002, by and between Liberty Telecom, LLC and 200 South Virginia Investments, LLC.

10.3(1)	Co-location Agreement dated September 1, 2003, by and between Colocation Gateways, LLC and Liberty Telecom, LLC.

10.4(1)	2004 Stock Incentive Plan.

10.5(1)	Select Account Network Services Agreement dated October 27, 2000, by and between Global Crossing Telecommunications, Inc. and the Registrant.

10.6(1)	Amendment No. 1 to Master Services Agreement dated April 2, 2002 by and between Global Crossing Telecommunications, Inc. and the Registrant.

10.7(1)	Enhanced Services Provider Access Service Agreement dated November 1, 1999, by and between Liberty Telecom, LLC and the Registrant, and Amendment No. 1 thereto dated January 1, 2002.

10.8(1)	Carrier Services Agreement dated May 29, 2001, by and between Qwest Communications Corporation and the Registrant.

10.9(2)	Transwork Services Agreement dated October 24, 2001, by and between TransWork Information Services Private Limited and the Registrant.

10.10(2)	SS7 Direct Service Agreement dated December 17, 2003, by and between MCI Worldcom Network Services, Inc. and Liberty Telecom, LLC.

10.11(2)	MCI Service Agreement dated April 8, 2004, by and between MCI Worldcom Communications, Inc. and the Registrant.

10.12(2)	Master Network Interconnection and Resale Agreement dated July 20, 2003, between Liberty Telecom, LLC and Central Telephone Company-Nevada dba Sprint of Nevada.

10.13(2)	Master Service Agreement dated April 30, 2004, by and between Level 3 Communications, LLC and Registrant.

10.14(1)	Earthlink Partner Agreement dated March 2003, by and between Earthlink, Inc., and the Registrant.

10.15(1)	First Amendment to Earthlink Partner Agreement dated January 6, 2004, by and between Earthlink, Inc. and the Registrant.

10.16(1)	Enhanced Service Billing and Information Management Services Agreement dated November 21, 2002, by and between Enhanced Services Billing, Inc. and the Registrant.
10.17(1)	OSG Print and Mail Fulfillment Services Agreement dated September 1, 2003, by and between Output Service Group and the Registrant.

10.18(1)	Payment Services Merchant Services Agreement dated June 29, 2004, by and between Level 3 Communications, LLC and the Registrant.

10.19(3)	First Addendum to Master Service Agreement dated June 29, 2004, by and between Level 3 Communications, LLC and the Registrant.

10.20(2)	Agreement between Nevada Bell and Liberty Telecom, LLC.

10.21(6)	Standard Office Lease dated May 6, 2005, by and between Alan R. Porter and the Registrant.

10.22(6)	Standard Office Lease dated June 30, 2005, by and between Timm Properties II and the Registrant.

10.23(7)	First Amendment to 2004 Stock Incentive Plan.

10.24(8)	Employment Agreement dated December 13, 2005, by and between Joshua Fraser and the Registrant.

10.25(9)	Amended and Restated Employment Agreement dated April 7, 2006, by and between David F. Hofstatter and the Registrant.

10.26(10)	Second Amended and Restated Employment Agreement dated June 5, 2006, by and between Stephen Cordial and the Registrant.

10.27(10)	Employment Agreement dated June 1, 2006, by and between David S. Trandal and the Registrant.

10.28(10)	Employment Agreement dated June 1, 2006, by and between Colin Kelley and the Registrant.

10.29(10)	Employment Agreement dated June 1, 2006, by and between David Giannini and the Registrant.

10.30(12)	Employment Agreement dated June 1, 2006, by and between Mark Stubbs and the Registrant.

10.30(13)	Second Amendment to 2004 Stock Incentive Plan.

14	Code of Conduct and Ethics.

21	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-115438) on May 13, 2004 and incorporated herein by reference.
(2)	Previously filed in the Registrant’s Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-115438) filed on June 30, 2004 and incorporated herein by reference.
(3)	Previously filed in the Registrant’s Registration Statement Amendment No. 2 on Form S-1 (File No. 333-115438) filed on August 24, 2004 and incorporated herein by reference.
(4)	Previously filed in the Registrant’s Registration Statement Amendment No. 5 on Form S-1 (File No. 333-115438) filed on September 27, 2004 and incorporated herein by reference.
(5)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006 and incorporated herein by reference.
(6)	Previously filed in the Registrant’s Annual Report on Form 10-K filed on September 15, 2005 and incorporated herein by reference.
(7)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2005 and incorporated herein by reference.
(8)	Previously filed in the Registrant’s Current Report on Form 8-K filed on December 16, 2005 and incorporated herein by reference.
(9)	Previously filed in the Registrant’s Current Report on Form 8-K filed on April 10, 2006 and incorporated herein by reference.
(10)	Previously filed in the Registrant’s Current Report on Form 8-K filed on July 3, 2006 and incorporated herein by reference.
(11)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2007 and incorporated herein by reference.
(12)	Previously filed in the Registrant’s Current Report on Form 8-K filed on November 27, 2006 and incorporated herein by reference.
(13)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date: September 12, 2007	By:	/S/ MARK STUBBS
Mark Stubbs, Interim Chief Executive Officer

Date: September 12, 2007	By:	/S/ MARK STUBBS
Mark Stubbs, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 12, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/S/ MARK STUBBS Mark Stubbs	Interim Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	September 12, 2007

/S/ PETER V. SPERLING Peter V. Sperling	Chairman and Director	September 12, 2007

/S/ DAVID S. TRANDAL David S. Trandal	Director	September 12, 2007

/S/ JEFFREY O. HENLEY Jeffrey O. Henley	Director	September 12, 2007

/S/ JERRY MURDOCK Jerry Murdock	Director	September 12, 2007

/S/ OSMO HAUTANEN Osmo Hautanen	Director	September 12, 2007

/S/ RAJ RAITHATHA Raj Raithatha	Director	September 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CallWave, Inc.

We have audited the accompanying consolidated balance sheet of CallWave, Inc., as of June 30, 2007, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CallWave, Inc. as of June 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/    MAYER HOFFMAN MCCANN P.C.

MAYER HOFFMAN MCCANN P.C.

Los Angeles, California

September 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CallWave, Inc.

We have audited the accompanying consolidated balance sheet of CallWave, Inc., as of June 30, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CallWave, Inc., at June 30, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Los Angeles, California

August 4, 2006

CALLWAVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$20,299	$24,040
Marketable securities, available for sale, at fair value	32,411	36,907
Accounts receivable; net of allowance for doubtful accounts of $436 and $574 at June 30, 2007 and 2006, respectively	2,396	2,834
Prepaid income tax	—	88
Other current assets	563	973

Total current assets	55,669	64,842

Property and equipment, net	2,118	2,014
Intangible assets, net	4,405	533
Other assets	83	66

Total assets	$62,275	$67,455

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$677	$451
Accrued payroll	910	735
Deferred revenue	855	92
Other current liabilities	1,309	1,515

Total current liabilities	3,751	2,793

Commitments and contingencies

Stockholders’ equity:
Common stock, $0 par value; 100,000 shares authorized; 20,880 and 20,800 shares issued and outstanding at June 30, 2007 and 2006, respectively	73,346	72,119
Other accumulated comprehensive loss	(36)	(143)
Accumulated deficit	(14,786)	(7,314)

Total stockholders’ equity	58,524	64,662

Total liabilities and stockholders’ equity	$62,275	$67,455

See accompanying notes.

CALLWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended June 30,
	2007	2006	2005
Revenues	$25,201	$36,594	$45,518
Cost of sales	8,746	13,088	13,026

Gross profit	16,455	23,506	32,492
Operating expenses (1):
Sales and marketing	7,652	6,293	9,533
Research and development	7,178	6,805	6,868
General and administrative	12,021	11,508	7,622
Loss on disposal of property and equipment	114	23	4
Impairment of long-lived assets	—	253	—

Total operating expenses	26,965	24,882	24,027

Operating income (loss)	(10,510)	(1,376)	8,465
Interest income, net of expense	3,044	2,479	1,032

Income (loss) before income taxes	(7,466)	1,103	9,497
Income tax expense (benefit)	6	3,086	(2,105)

Net income (loss)	$(7,472)	$(1,983)	$11,602

Net income (loss) per share:
Basic	$(0.36)	$(0.10)	$0.72
Diluted	$(0.36)	$(0.10)	$0.57
Weighted-average common shares outstanding:
Basic	20,827	20,615	16,171
Diluted	20,827	20,615	20,295
(1) Includes stock-based compensation as follows:
Sales and marketing	$171	$105	$109
Research and development	345	146	68
General and administrative	559	292	11

See accompanying notes.

CALLWAVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Deferred Compensation	Other Compre- hensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2004	648	$83	2,829	$1,691	1,229	$1,472	1,706	$4,077	7,819	$21,438	6,367	$3,998	$(303)	$—	$(16,933)	$15,523
Exercise of stock options and warrants	—	—	—	—	—	—	—	—	—	—	893	1,882	—	—	—	1,882
Deferred compensation	—	—	—	—	—	—	—	—	—	—	—	430	(430)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—	173	—	—	173
Non-employee equity compensation	—	—	—	—	—	—	—	—	—	—	—	—	15	—	—	15
Conversion of preferred into common stock	(648)	(83)	(2,829)	(1,691)	(1,229)	(1,472)	(1,706)	(4,077)	(7,819)	(21,438)	8,539	28,761	—	—	—	—
Proceeds from initial public offering net of expenses	—	—	—	—	—	—	—	—	—	—	4,000	35,225	—	—	—	35,225
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	(24)	—	(24)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,602	11,602

Comprehensive income																11,578

Balance at June 30, 2005	—	—	—	—	—	—	—	—	—	—	19,799	70,296	(545)	(24)	(5,331)	64,396
Exercise of stock options and warrants	—	—	—	—	—	—	—	—	—	—	1,001	1,825	—	—	—	1,825
Elimination of deferred compensation due to adoption of FAS 123R	—	—	—	—	—	—	—	—	—	—	—	(545)	545	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	543	—	—	—	543
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,983)	(1,983)

Comprehensive loss																(2,102)

Balance at June 30, 2006	—	—	—	—	—	—	—	—	—	—	20,800	72,119	—	(143)	(7,314)	64,662
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	65	112	—	—	—	112
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,075	—	—	—	1,075
Stock issued for purchase of property	—	—	—	—	—	—	—	—	—	—	15	40	—	—	—	40
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	107	—	107
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,472)	(7,472)

Comprehensive loss																(7,365)

Balance at June 30, 2007	—	$—	—	$—	—	$—	—	$—	—	$—	20,880	$73,346	$—	$(36)	$(14,786)	$58,524

See accompanying notes.

CALLWAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(7,472)	$(1,983)	$11,602
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	884	778	801
Loss on disposal of property and equipment	114	23	4
Stock based compensation expense	1,075	543	188
Deferred income taxes	—	2,929	(1,265)
Bad debt expense	1,408	2,445	1,487
Inventory write-off	—	314	—
Impairment of long lived assets	—	359	—
Net realized gain on sale of marketable securities	(30)	—	—
Other items	—	48	—
Changes in operating assets and liabilities:
Restricted cash	—	335	—
Accounts receivable, net of bad debt expense	(970)	397	(3,473)
Inventory	—	140	(454)
Prepaid income tax	88	25	(113)
Other assets	341	(456)	116
Accounts payable	226	(350)	(444)
Accrued payroll and other liabilities	(21)	(221)	1,160
Deferred revenues	763	(1,495)	(814)
Income taxes payable	(10)	10	(1,158)

Net cash provided by (used in) operating activities	(3,604)	3,841	7,637

Cash flows from investing activities:
Purchase of intangible assets	(4,000)	(550)	—
Purchases of marketable securities	(83,006)	(46,017)	(45,217)
Sales of marketable securities	87,639	48,987	12,200
Purchases of property and equipment	(939)	(822)	(1,086)
Proceeds from the sale of property and equipment	6	—	—

Net cash provided by (used in) investing activities	(300)	1,598	(34,103)

Cash flows from financing activities:
Exercises of stock options	163	1,773	1,882
Proceeds from initial public offering	—	—	37,200
Costs incurred in initial public offering	—	—	(1,975)

Net cash provided by financing activities	163	1,773	37,107

Net increase (decrease) in cash and cash equivalents	(3,741)	7,212	10,641
Cash and cash equivalents at beginning of the period	24,040	16,828	6,187

Cash and cash equivalents at end of the period	$20,299	$24,040	$16,828

Supplemental disclosures of cash flow information
Cash paid for:
Income taxes	$6	$1	$431
Interest	—	—	1
Non-cash investing activities:
Stock issued for purchase of property	$40	$—	$—

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

The primary accounts that are particularly sensitive to changes in estimates are the allowance for doubtful accounts, net realizable value of investments, and the valuation allowance for deferred taxes. Actual results could differ from those estimates.

Cash equivalents—All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

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

Accounts Receivable—Accounts receivable consists of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable non-paying customer accounts in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly and determines the allowance based upon historical bad debt experience and payment history. If estimated allowances for uncollectible accounts subsequently prove insufficient, an additional allowance may be required.

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

Concentrations of credit risk—Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. Concentration of credit risk is generally diversified due to the large number of customers composing the Company’s customer base. The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The net receivable from the vendor at June 30, 2007 and 2006 was $1,514,000 and $2,342,000, respectively.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. Revenue is recognized beginning when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the fees are fixed and determinable and collection is reasonably assured. Subscriber revenues consist mainly of monthly recurring subscription fees. Revenue is recognized ratably over the subscription period when the SAB 104 criteria are met. Revenues and associated expenses are deferred and recognized over the associated service period. Associated expenses are deferred only to the extent of such deferred revenue. During the quarter ended September 30, 2006, the Company refined the assumptions used for the amortization of deferred revenue and the associated costs. The effect on revenue of refining these assumptions, which was treated as a change in estimate in accordance with U.S. generally accepted accounting principles (“GAAP”), was a reduction in revenue of $594,000. These refined assumptions also reduced cost of sales by $214,000 and increased net loss by $380,000, or $0.02 per basic and diluted share. The change in estimate relates to more timely and accurate information made available by the Company’s third party billing provider.

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

In the third quarter of fiscal 2005, the Company purchased prepaid phones and phone cards with the intention of reselling them with a 30-day free trial of application-based services and the Company entered into an agreement to sell the prepaid phones and a portion of the phone cards to a distributor. Revenue from the sale of prepaid phones and phone cards was recognized when the SAB 104 criteria were met. The Company recognized sales to distributors on a sell-through basis when the cash was collected from the distributor and had recognized $39,000 and $233,000 of revenue related to sales to this distributor in the years ended June 30, 2007 and 2006, respectively. These transactions contain multiple elements, including the phone, the minutes, and the CallWave

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

service, to which the Company has applied EITF 00-21, Revenue Arrangements with Multiple Deliverables. The various elements of the arrangement are separable and each element is recognized separately in accordance with SAB 104. In accounting for multiple deliverables, management’s judgment is necessary when identifying the nature of deliverables in an arrangement as well as measuring and allocating fair value to the multiple deliverables. This program was cancelled in December of 2005.

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

Advertising—Advertising costs are expensed as incurred. Advertising expense was $3,402,000, $2,150,000 and $6,485,000 for the years ended June 30, 2007, 2006, and 2005, respectively.

Software development costs—Costs of software developed to be sold or licensed to the external market are accounted for under Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Under SFAS No. 86, the Company expenses the costs of research, including pre-development efforts prior to establishing technological feasibility, and costs incurred for training and maintenance. Software development costs are capitalized when technological feasibility has been established and anticipated future revenues assure recovery of the capitalized amounts. Because of the relatively short time period between technological feasibility and product release, and the insignificant amount of cost incurred during such period, the Company has not capitalized any software development costs to date.

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

Income taxes—Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

Share-Based Compensation—The Company adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition-method as of July 1, 2005. Historically, the Company elected to account for employee stock compensation under the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and had reflected compensation expense related to the fair value of options issued to employees in the statement of operations. See further discussion in Note 8.

Comprehensive (loss) income—Comprehensive (loss) income was $(7,365,000), $(2,102,000) and $11,578,000 for the years ended June 30, 2007, 2006 and 2005, respectively. The comprehensive (loss) income differs from the net income by the net unrealized gain or loss on short-term investments.

Net (loss) income per share—The Company computes net (loss) income per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon exercise of stock options and warrants and conversion of convertible preferred stock. The dilutive effect of outstanding stock options and warrants is reflected in diluted (loss) income per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Fiscal Year ended June 30,
	2007	2006	2005
	(in thousands, except per share data)
Basic and diluted net income per share:
Net (loss) income attributable to common stockholders	$(7,472)	$(1,983)	$11,602
Weighted-average common shares outstanding	20,827	20,615	16,171
Effect of dilutive securities:
Add: Stock options and warrants	—	—	1,996
Add: Convertible preferred shares	—	—	2,128

Weighted-average common shares outstanding for diluted calculation	20,827	20,615	20,295

Net (loss) income per share:
Basic	$(0.36)	$(0.10)	$0.72
Diluted	$(0.36)	$(0.10)	$0.57

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options and warrants to purchase 3,580,000 and 2,547,000 shares were outstanding at June 30, 2007 and 2006, respectively. These options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive due to the current year net loss. Options to purchase 218,000 shares with exercise prices equal to or greater than the average fair value of common stock were outstanding at June 30, 2005. These options were also excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

2. Recent Accounting Pronouncements

In March 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of this interpretation is the first fiscal year that begins after December 15, 2006. Management is currently evaluating the impact FIN 48 will have on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Adoption of SFAS No.158 did not have a material impact on the Company’s financial condition or results of operations.

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

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and losses, arising subsequent to adoption, are reported in earnings. Management does not expect SFAS No. 159 to have a material impact on the Company’s financial condition or results of operations.

3. Marketable Securities

The Company considers its investment portfolio and marketable equity investments to be available-for-sale as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Realized gains totaled $44,000, $17,000, and $0 for the fiscal year ended June 30, 2007, 2006 and 2005, respectively. Realized losses totaled $14,000 for the fiscal year ended June 30, 2007 and $0 for the fiscal years ended June 30, 2006 and 2005. The cost of securities sold is based on the specific identification method. The fair values of available-for-sale investments by type of security, contractual maturity, and classification in the balance sheets are as follows (in thousands):

June 30, 2007	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Type of security:
Corporate debt securities	$33,428	$1	$35	$33,394
U.S. Treasury securities and obligations of U.S. government agencies	1,989	—	2	1,987
Money market funds	15,797	—	—	15,797
Other interest bearing securities	—	—	—	—

Total debt securities	$51,214	$1	$37	$51,178

June 30, 2006	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Type of security:
Corporate debt securities	$34,054	$3	$36	$34,021
U.S. Treasury securities and obligations of U.S. government agencies	3,000	3	113	2,890
Money market funds	22,099	—	—	22,099
Other interest bearing securities	—	—	—	—

Total debt securities	$59,153	$6	$149	$59,010

	As of June 30,
	2007	2006
Contractual maturity:
Maturing in one year or less	$47,232	$41,742
Maturing after one year through three years	2,926	6,543
Maturing after three years	1,020	10,725

Total debt securities	$51,178	$59,010

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30,
	2007	2006
Classification in balance sheets:
Cash and cash equivalents	$18,767	$22,103
Marketable securities	32,411	36,907

Total debt securities	$51,178	$59,010

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

4. Property and Equipment

Property and equipment, at cost, consists of the following:

		As of June 30, (in thousands)
	Useful Life	2007	2006
Software	3 years	$424	$607
Office equipment	5 years	14	45
Furniture & fixtures	5 years	183	232
Computers, machinery and equipment	5 years	4,283	3,973
Leasehold improvements	Shorter of lease term or 5 years	352	289

		5,256	5,146
Less accumulated depreciation		(3,138)	(3,132)

Property and equipment, net		$2,118	$2,014

Depreciation expense on fixed assets was $756,000, $761,000 and $801,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

5. Intangible Assets

In January, 2006, the Company entered into a license agreement with an independent software company to use certain software programs and related intellectual property in CallWave’s products. In March, 2006, the Company entered into a license agreement with Web Telephony, Inc., to use certain patent rights. In March, 2007, the Company entered into a license agreement with j2 Global Communications and Catch Curve for a fully paid-up nonexclusive license to use certain licensed patents for non-fax services. These up front license payments were classified as intangible assets. The Company is amortizing the cost of the intangible assets on a straight-line basis over the life of the underlying patents. The weighted average amortizable life of the patent licenses is 13 years. Amortization expense for the years ended June 30, 2007, 2006, and 2005 was $128,000, $17,000, and $0, respectively.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consist of the following:

	As of June 30,
	2007	2006
	(in thousands)
Amortized intangible assets:
Purchased licenses, at cost	$4,550	$550
Less: accumulated amortization	(145)	(17)

Intangible assets, net	$4,405	$533

Estimated future amortization expense is as follows:

Years ending June 30, (in thousands)
2008	$351
2009	343
2010	334
2011	334
2012	334
Thereafter	2,709

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

7. Stockholders’ Equity

Common Stock

As of June 30, 2007, the Company is authorized to issue 100,000,000 shares of common stock. As of June 30, 2007, 3,580,345 shares of common stock are reserved for 120,180 warrants and 3,460,165 stock options issued and outstanding.

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

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warrants

As of June 30, 2007, the Company has issued and outstanding warrants to purchase up to 120,180 shares of common stock at exercise prices of between $0.55—$4.00. No warrants were exercised during the year ended June 30, 2007. The Company had 292,680 warrants issued and outstanding at June 30, 2005, and 172,500 warrants were exercised during the year ended June 30, 2006.

8. Share-Based Payments

FAS 123(R) Adoption

At June 30, 2007 the Company had three stock-based employee compensation plans which are described more fully below. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended September 30, 2005 includes the compensation expense that had been recognized under FAS 123 reduced by the amount of (a) estimated forfeitures related to the share-based payments granted prior to, but not yet vested as of July 1, 2005, and (b) estimated forfeitures for all share based payments granted subsequent to July 1, 2005. Results for prior periods have not been restated.

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

Stock Option Plans

As of June 30, 2007, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. Shares reserved under these plans at June 30, 2007, consist of 3,729,922 shares, 2,250,000 shares and 1,350,000 shares authorized of which 2,394,134, 824,941 and 241,090 options are outstanding under the 2004, 2000 and 1999 Option Plans, respectively.

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

The Company accounts for stock-based compensation in accordance with the provision of SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is determined at the grant date based on the fair value of the award. The fair value of stock options granted is estimated using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The Company computes expected volatility based on a combination of both historical volatility and market-based implied volatility, as management believes that the combination provides a more accurate estimate of future volatility. The expected term represents the period of time that the stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards. For the year ended June 30, 2007, expected forfeitures were based on historical experience per department. For the years ended June 30, 2006 and 2005, expected forfeitures were based on a Company-wide historical average. Due to the inherent uncertainty in valuing awards for publicly-traded stock as of the grant date, given that such awards will be exercised, purchased or sold at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated at the grant date.

	Fiscal Year Ended June 30,
	2007	2006	2005
Weighted average fair value of stock options granted	$1.44	$2.03	$2.07
Risk free interest rate	4.57% – 4.95%	4.12% – 5.14%	3.35% – 4.50%
Expected life (in years)	4.0	4.0	4.0
Expected volatility	52.72% – 57.61%	50%	25.11%
Expected dividend yield	0%	0%	0%
Expected forfeiture rate	2% – 68%	27%	27%

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the Option Plans as of June 30, 2007, and changes during the two years in the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2005	2,502,170	$3.48
Granted	1,114,628	4.40
Exercised	(828,317)	1.68
Forfeited or expired	(361,163)	7.77

Outstanding at June 30, 2006	2,427,318	3.88
Granted	1,409,258	3.08
Exercised	(65,187)	1.71
Forfeited or expired	(311,224)	4.93

Outstanding at June 30, 2007	3,460,165	$3.50	4.79	$2,210

Vested or expected to vest at June 30, 2007	3,111,096	$3.49	4.80	$2,092

Exercisable at June 30, 2007	1,778,914	$3.48	4.82	$1,526

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal years ended June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the years ended June 30, 2007, 2006, and 2005, was $92,000, $2.23 million, and $1.65 million, respectively.

As of June 30, 2007, there was $3.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option Plans. That cost is expected to be recognized over a weighted-average period of 2.65 years.

Total share-based compensation expense recognized for the years ended June 30, 2007, 2006, and 2005 was $1,075,000, $543,000, and $188,000, respectively. For stock option awards subject to graded vesting we recognize compensation cost on a straight-line basis over the service period for the entire award.

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

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Leases

The Company leases office space and certain office equipment under non-cancelable operating leases. Rental expense under operating lease agreements was $657,000, $521,000 and $446,000 for the years ended June 30, 2007, 2006, and 2005, respectively.

Future minimum commitments remaining under these agreements as of June 30, 2007, are as follows:

Fiscal Year Ending June 30:	Minimum Commitment
(in thousands)
2008	$647
2009	502
2010	476
2011	73
2012	39
Thereafter	20

Other Commitments and Contingencies

The Company has long-distance service agreements with five carriers. As of June 30, 2007, minimum obligations under these agreements due within one year total $674,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of June 30, 2007, minimum obligations due within one year under agreements with providers of billing and collection services and outsourced customer support total $337,000.

Franchise Tax Board Audit

In May 2006, the Company was notified by the California Franchise Tax Board that its research and development credits for the taxable year ended June 30, 2004, would be under examination. As of the date of this filing, the examination has been completed. The Franchise Tax Board has recommended a reduction of the carryforward for research credits by approximately $325,000. The Company intends to appeal the recommendation. Due to the valuation allowance recorded against the Company’s deferred tax assets, the reduction of the credit carryforward will not affect the Company’s income tax provision, net loss, or net loss per share.

Employment Continuation Obligations

The Company entered into employment continuation agreements with certain Company officers requiring the Company to provide post employment benefits if the Company terminates officers’ employment without good reason. Benefits include salary continuation, severance benefits, continuation of health care benefits, and accelerated vesting of granted stock options for terminated officers. It is not practicable for the Company to reasonably estimate the amount of its liability for post employment benefits; accordingly, no liability has been recognized in the accompanying balance sheets. The Company recognizes the costs of post employment benefits when actually paid.

Legal Proceedings

From time to time, the Company has been subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. In addition, the result of an unfavorable outcome on certain of these matters could have a material adverse effect on the Company’s financial position and results of operations.

As most recently reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed on May 14, 2007, CallWave was involved in litigation with Catch Curve, Inc., a Delaware corporation, and j2 Global Communications, a Delaware corporation (collectively “j2 Global”). The litigation concerned allegations that CallWave’s operations infringed certain patents of j2 Global, and involved two actions pending in the United States District Court for the Central District of California (Action Nos. 04-7068 and 05-4819).

Effective March 13, 2007, CallWave and j2 Global entered into a Patent License and Settlement Agreement (the “Agreement”). Under the terms of the Agreement, CallWave and j2 Global agreed to resolve all of j2 Global’s outstanding patent infringement claims. CallWave paid $4 million to j2 Global for a fully paid-up, nonexclusive license to use the Licensed Patents (as that term is defined in the Agreement) for future non-fax services. The license fee was capitalized as an intangible asset. See Note 5. In addition, CallWave agreed to pay a running royalty of at least 10% for a non-exclusive license to use the Licensed Patents for fax services. CallWave and j2 Global have agreed to dismiss all pending litigation.

11. Income Taxes

The provision for income taxes consists of the following for each of the periods ended:

	June 30,
	2007	2006	2005
	(in thousands)
Current federal provision	$—	$—	$255
Current state	6	1	—
Deferred (benefit)	—	3,085	(2,360)

	$6	$3,086	$(2,105)

The difference between the effective tax rates and the statutory tax rates are reconciled as follows:

	June 30,
	2007	2006	2005
	(in thousands)
Statutory rate applied to income before income tax provision (benefit)	$(2,538)	$375	$3,229
State taxes, net of Federal and other tax benefits	(388)	93	570
Non deductible expenses	339	326	93
Alternative minimum tax	6	—	199
Utilization of net operating loss and other tax benefit carryforwards	—	(637)	(3,028)
Change in valuation allowance	3,146	2,929	(3,168)
Other	(559)	—	—

	$6	$3,086	$(2,105)

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities is presented below:

	June 30,
	2007	2006
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$4,829	$2,533
Tax credits	3,109	2,312
Equity compensation	302	530
Other	679	460

Total deferred tax assets	8,919	5,835
Deferred tax liabilities:
Depreciation	(121)	(183)
Valuation allowance	(8,798)	(5,652)

Net deferred taxes	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Use of net operating loss and other carryforwards are limited by the “change of ownership” rules described below. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The net increase in the valuation allowance for the fiscal years ended June 30, 2007 and 2006, was approximately $3.2 million and $2.1 million due to management’s determination that it is more likely than not that the deferred tax asset will not be realized.

As of June 30, 2007, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $12.7 million and $25 million respectively. The losses begin to expire in fiscal year 2010. In addition, the Company has available tax credit carryforwards of approximately $2.1 million and $0.8 million for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2009. California tax credits can be carried over indefinitely.

12. Employee Benefit Plan

The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. In 2005, the Company began to match employees’ contributions at 50% of the employee’s contribution to a maximum of $1,000 per year per employee. Through June 30, 2007, 2006, and 2005, the Company has matched employee contributions to the 401(k) savings plan totaling approximately $83,000, $75,000, and $34,000, respectively.

13. Subsequent Events

In August of 2007, the Company announced a reorganization and reduction in force and the termination of its Chief Executive Officer. As a result of the reorganization the Company will incur a one time charge of approximately $1.2 million associated primarily with severance, health insurance, and accelerated stock option compensation expense. The entire charge will be recognized in the first quarter of the fiscal year ended June 30, 2008.

14. Quarterly information (Unaudited)

	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
	(in thousands, except per share data)
Revenues	$6,535	$6,908	$6,230	$5,528
Gross profit	4,305	4,719	3,973	3,458
Operating loss	(2,192)	(1,991)	(3,367)	(2,961)
Income tax expense	—	—	—	6
Net loss	(1,392)	(1,193)	(2,601)	(2,286)
Net loss per share – basic and diluted	$(0.07)	$(0.06)	$(0.12)	$(0.11)

	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Revenues	$10,572	$9,538	$8,801	$7,683
Gross profit	6,811	6,148	5,676	4,871
Operating income (loss)	1,061	301	(924)	(1,561)
Income tax expense	633	2,296	156	1
Net income (loss)	932	(1,417)	(421)	(1,077)
Net income (loss) per share – basic	$0.05	$(0.07)	$(0.02)	$(0.05)
Net income (loss) per share – diluted	$0.04	$(0.07)	$(0.02)	$(0.05)

Item 15. Exhibits and Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Board of Directors and Stockholders

CallWave, Inc.:

We have audited the consolidated financial statements of CallWave, Inc. and Subsidiaries as of June 30, 2007 and for the year then ended and have issued our report thereon dated September 12, 2007. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The information included in the accompanying Schedule II – Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. Such information for the year ended June 30, 2007 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ MAYER HOFFMAN MCCANN P.C.

MAYER HOFFMAN MCCANN P.C.

Los Angeles, California

September 12, 2007

SCHEDULE II

Valuation And Qualifying Accounts

For the Fiscal Years Ended June 30, 2007, 2006 and 2005

Years Ended June 30,	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
	(in thousands)
2007
Allowance for doubtful accounts	$574	$1,408	$(1,546)	$436
2006
Allowance for doubtful accounts	$370	$2,445	$(2,241)	$574
2005
Allowance for doubtful accounts	$402	$1,487	$(1,519)	$370