Form 10-Q
period 2007-09-30
CALLWAVE INC
filed 2007-11-13
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

At October 29, 2007, the number of shares outstanding of the registrant’s common stock, no par value, was 20,941,519.

CALLWAVE INC.

Form 10-Q

For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALLWAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of September 30, 2007	As of June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,281	$20,299
Marketable securities	36,194	32,411
Accounts receivable; net of allowance for doubtful accounts of $384 and $436, respectively	2,270	2,396
Other current assets	509	563

Total current assets	54,254	55,669
Property and equipment, net	2,253	2,118
Intangible assets, net	4,318	4,405
Other assets	85	83

Total assets	$60,910	$62,275

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$456	$677
Accrued payroll	836	910
Deferred revenue	864	855
Other current liabilities	1,777	1,309

Total current liabilities	3,933	3,751

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; 100,000 shares authorized at September 30, 2007 and June 30, 2007, respectively; 20,941 and 20,880 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	74,089	73,346
Other comprehensive income (loss)	1	(36)
Accumulated deficit	(17,113)	(14,786)

Total stockholders’ equity	56,977	58,524

Total liabilities and stockholders’ equity	$60,910	$62,275

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2007	2006
	(unaudited)
Revenues	$5,352	$6,535
Cost of sales	1,932	2,230

Gross profit	3,420	4,305
Operating expenses (1):
Sales and marketing	1,581	1,540
Research and development	1,609	1,632
General and administrative	2,162	3,325
Restructuring charges	1,095	—

Total operating expenses	6,447	6,497

Operating loss	(3,027)	(2,192)
Interest income	700	800

Loss before income taxes	(2,327)	(1,392)
Income tax expense	—	—

Net loss	$(2,327)	$(1,392)

Net loss per share:
Basic and diluted	$(0.11)	$(0.07)
Weighted-average common shares outstanding:
Basic and diluted	20,899	20,802
(1) Includes stock-based compensation as follows:
Sales and marketing	$87	$44
Research and development	56	70
General and administrative	112	145
Restructuring charges	370	—

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,327)	$(1,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	262	194
Bad debt expense	222	249
Realized (gain) loss on sale of marketable securities	18	(5)
Share based compensation	625	259
Changes in operating assets and liabilities:
Accounts receivable, net of bad debt expense	(96)	(901)
Other assets	52	361
Accounts payable	(221)	964
Accrued payroll and other liabilities	394	75
Deferred revenues	9	852
Income taxes payable	—	(10)

Net cash provided by (used in) operating activities	(1,062)	646

Cash flows from investing activities:
Purchases of marketable securities	(13,009)	(27,517)
Sales of marketable securities	9,245	27,601
Purchases of property and equipment	(310)	(313)

Net cash used in investing activities	(4,074)	(229)

Cash flows from financing activities:
Proceeds from exercises of stock options	118	58

Net cash provided by financing activities	118	58

Net increase (decrease) in cash and cash equivalents	(5,018)	475
Cash and cash equivalents at beginning of the period	20,299	24,040

Cash and cash equivalents at end of the period	$15,281	$24,515

See accompanying notes.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Basis of Presentation

The accompanying condensed consolidated interim financial statements of CallWave, Inc., and its wholly owned subsidiaries (CallWave, or “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s annual report on Form 10-K for the year ended June 30, 2007. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Examples include the estimate of useful lives of property and equipment, the valuation of stock-based compensation, the allowance for doubtful accounts, and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth therein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2007 annual report on Form 10-K filed with the Securities and Exchange Commission on September 12, 2007. Interim results are not necessarily indicative of the results for a full year.

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

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Comprehensive net loss—Comprehensive net loss was $2,290,000 and $1,288,000 for the three months ended September 30, 2007 and 2006, respectively. The comprehensive net loss differs from the net loss by the net unrealized gain or loss on short-term investments.

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

Marketable securities—Marketable securities consist of investment grade government agency and corporate debt securities. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income (loss).

Concentrations of credit risk—The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The receivable from the vendor at September 30, 2007 and June 30, 2007 was $1,391,723 and $1,514,000, respectively.

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

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Effective at the beginning of Fiscal 2008, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

Net loss per share—The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon exercise of stock options and warrants. The dilutive effect of outstanding stock options and warrants is reflected in diluted loss per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30,
	2007	2006
	(in thousands, except per share data)
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(2,327)	$(1,392)
Weighted-average common shares outstanding	20,899	20,802
Effect of dilutive securities:
Add: Stock options and warrants	—	—
Add: Convertible preferred shares	—	—

Weighted-average common shares outstanding for diluted calculation	20,899	20,802

Net loss per share:
Basic and diluted	$(0.11)	$(0.07)

Options to purchase 4,440,000 and 3,176,000 shares were outstanding at September 30, 2007 and 2006, respectively, and warrants to purchase 24,000 and 120,000 shares were outstanding at September 30, 2007 and 2006, respectively. These options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive due to the current period net loss.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Stockholders’ Equity

Common Stock

As of September 30, 2007, the Company is authorized to issue 100,000,000 shares of common stock, of which 4,464,000 shares of common stock are reserved for 24,000 warrants and 4,440,000 for stock options issued and outstanding.

Warrants

As of September 30, 2007, the Company has issued and outstanding warrants to purchase up to 24,000 shares of common stock at an exercise price of $0.55. No warrants were exercised during the three months ended September 30, 2007. Warrants to purchase 96,000 shares expired during the three months ended September 30, 2007.

3. Share-Based Payments

As of September 30, 2007, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. The maximum shares issuable under these plans at September 30, 2007, consist of 4,773,965 shares, 2,250,000 shares and 1,350,000 shares authorized of which 3,465,970, 740,297 and 233,990 options are outstanding under the 2004, 2000 and 1999 Option Plans, respectively.

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

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The fair value of stock options granted is estimated using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The Company computes expected volatility based on a combination of both historical volatility and market-based implied volatility, as management believes that the combination provides a more accurate estimate of future volatility. The expected term represents the period of time that the stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards. Expected forfeitures are based on historical experience per department. Due to the inherent uncertainty in valuing awards for publicly-traded stock as of the grant date, given that such awards will be exercised, purchased or sold at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated at the grant date.

	Three Months Ended September 30,
	2007	2006
Weighted average fair value of stock options granted	$1.34	$1.52
Expected volatility	54.29% -54.51%	45 -55%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	4.0	4.0
Risk-free rate	4.11% - 4.26%	4.95%
Expected forfeitures	9% - 44%	2% -61%

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of option activity under the Option Plans as of September 30, 2007, and changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	3,460,165	$3.48
Granted	1,346,883	2.91
Exercised	(60,455)	1.91
Forfeited or expired	(306,336)	3.60

Outstanding at September 30, 2007	4,440,257	$3.32	4.76	$864

Vested or expected to vest at September 30, 2007	3,847,356	$3.37	4.78	$835

Exercisable at September 30, 2007	2,046,040	$3.58	4.96	$742

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount will change based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006, was $51,000 and $4,000, respectively.

As of September 30, 2007, there was $4.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option Plans. That cost is expected to be recognized over a weighted-average period of 3.19 years. Total share-based compensation expense recognized for the three months ended September 30, 2007 and 2006 was $625,000 and $259,000, respectively.

4. Commitments and Contingencies

Leases

The Company leases office space and certain office equipment under non-cancelable operating leases. Rental expense under operating lease agreements was $184,000 and $160,000 for the three months ended September 30, 2007 and 2006, respectively.

Future minimum commitments remaining under these agreements as of September 30, 2007, are as follows:

Minimum Commitment
(in thousands)
Twelve Months Ending September 30:
2008	$669
2009	530
2010	410
2011	47
2012 and thereafter	61

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other Commitments and Contingencies

The Company has long-distance service agreements with certain carriers. As of September 30, 2007, minimum obligations under these agreements due within one year total $656,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of September 30, 2007, minimum obligations due within one year under agreements with providers of billing and collection services and outsourced customer support total $211,000.

5. Restructuring Charges

In August of 2007, the Company announced a reorganization and reduction in force and the termination of its Chief Executive Officer. As a result of the reorganization the Company incurred a one time charge of approximately $1.1 million associated primarily with severance, health insurance, and accelerated stock option compensation expense. The entire charge has been recognized in the first quarter of the fiscal year ended June 30, 2008.

6. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The net increase in the valuation allowance for the three months ended September 30, 2007, was approximately $773,000 due to management’s determination that it is more likely than not that the deferred tax asset will not be realized.

As of September 30, 2007, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $14.4 million and $26.7 million respectively. The losses begin to expire in fiscal year 2010. In addition, the Company has available tax credit carryforwards of approximately $2.1 million and $0.9 million for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2009. California tax credits can be carried over indefinitely

7. Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of this interpretation is the first fiscal year that begins after December 15, 2006. The Company adopted FIN No. 48 at the beginning of its fiscal year ended June 30, 2008. Adoption of FIN No. 48 did not have a material impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements “ (SFAS No. 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect SFAS No. 157 to have a material impact on the Company’s financial condition or results of operations.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) “ (SFAS No. 158). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new disclosure rules did not impact the Company’s financial statements because the Company does not currently sponsor a defined benefit pension plan. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Management does not expect SFAS No.158 to have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management does not expect SFAS No. 159 to have a material impact on the Company’s financial condition or results of operations.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our ability to maintain and expand our user base;

•	industry competition;

•	our ability to continue to execute our growth strategies;

•	litigation, legislation, regulation or technological developments affecting our business;

•	general economic conditions; and

•	other factors discussed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Overview.”

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

Overview

Company Overview

CallWave is a telephony and speech application company that uses the power of software to streamline communications between mobile, landline and VOIP phone systems and make them interoperable on the desktop. Through our proprietary Phone Companion Software (PCS) we allow subscribers to manage their calls from their desktop without purchasing or installing additional hardware, changing service provider, or changing their existing phone numbers.

Historically, our subscriber base consisted primarily of dial-up subscribers who, before subscribing to our service, had been missing calls while on the Internet via their dial up connection. The CallWave Services Platform allows customers to screen, transfer or intercept incoming calls while their dial-up service connection is in use.

As customers have migrated towards faster and more reliable broadband offerings, we have enhanced our service platform in the direct and indirect channels. With these enhancements CallWave is leading a new category of unified communication services focused on Phone Companion Software with features that include Web 2.0 widgets, voice to text recognition applications, wireless mobile voicemail, virtual fax, and desktop texting applications.

Our distribution strategy encompasses both a “direct” to consumer web channel and an “indirect” partner channel whereby we private-label our full suite of services.

We continue to support our traditional direct to consumer dial up business with our Internet Voicemail application that ensures subscribers won’t miss calls while on line with their dial-up connection. While this base has been declining we continue to view it as a core asset as it allows us to test new products and feature sets and continues to provide significant free cash flow that can be invested in a Unified Communications portfolio of virtual software applications.

We also support a fax to e-mail direct to consumer application. Historically we had not focused on this product segment as we were involved in litigation with j2 Global Communications and Catch Curve. During March of this year we settled all outstanding litigation with j2 Global and Catch Curve and received a perpetual license to their Intellectual Property portfolio. With the litigation behind us we have focused on completing our virtual fax product and will re-launch our new service before December 31, 2007. With our enhanced product offering we will launch new pricing packages to our subscriber base and offer these on a white label basis to interested distribution partners. Our traditional fax base is a key asset as it continues to grow and is a target demographic in which to cross sell our new suite of Unified Communications mobile products.

During our fiscal second quarter we will launch a new premium mobile application. Our new mobile application will allow users to portalize and archive their mobile phone communications experience. We will integrate the mobile, landline, and IP based phone systems along with SMS and virtual faxing capabilities with an easy to use desktop client and personalized messaging portal. End users will now have the ability to archive their voicemail, SMS, fax and contacts all within a web based portal which allows users to quickly archive and search across calling and messaging content. Our new Vtxt service enables voice to text conversion of voicemail, which will give consumers the ability to read their messages and extends the listening experience to the desktop.

With the launch of our new premium virtualized fax and mobile products we will continue to work with “indirect” channel and distribution partners who wish to private-label our full suite of applications and services. Our applications provide a necessary and critical layer to the Unified Communications strategy of our partners. These applications enable partners to deliver converged voice services ahead of converged networks that are rapidly deployed at a minimal cost.

The CallWave Solution

Our solutions enable a Unified Communications experience that will provide greater control and manageability of the most critical devices on which users rely—the PC, the landline, and the mobile phone.

Leveraging our wholly-owned telephone subsidiary, years of experience and innovation in making mobile phones and PCs ‘talk’ to each other, CallWave is in a unique position to provide a complete suite of secure, scalable, and cost-effective, user-friendly mobile applications. These include the industry’s first summarized voice-to-text speech application which digitizes and portalizes voice messages and mobile “visual voicemail” that enables users to read voicemail and only listen to messages when convenient. The applications will provide for permanent storage and search of voice, text, and fax assets in a personal web-based “PhonePage”. In addition, our applications allow for real-time mobile call screening, free long-distance calling and roaming, and Virtual Fax receive and send services.

Call Wave’s services are interoperable across mobile and landline devices and work with a user’s existing phone number and service provider.

Customers have the flexibility to pay us for their subscriptions using credit cards, mail-in checks or through their telephone bills. Subscribers register for our service either on our website or on our partners’ websites and download our client software onto their personal computers. Our Web 2.0 widgets and wireless mobile voicemail applications do not require a download of our client software.

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

Ease of installation and use. We designed our application-based services to be easy to install on a personal computer and easy to use with minimal behavioral changes. During registration and installation, our software is automatically configured, based on subscribers’ existing communications services. The registration and installation process typically take only a few minutes. In most cases, we automatically provision the services without requiring subscribers to call their existing network service providers. Our call-bridging services are delivered over subscribers’ existing communication networks and require no additional hardware and no new telephone number. Our wireless mobile voicemail services do not require a software download.

Optimized use of existing telecommunications networks and devices. Our platform enables real-time connectivity among subscribers’ existing telecommunications services and devices by allowing them to choose where a call is delivered. Our application-based services also provide users with detailed caller identification information, giving subscribers the choice to take the call or direct it to their preferred and most convenient answering device. Our wireless mobile voicemail service offers many of the same benefits without having to download software.

Scalable, reliable and flexible software platform. Our platform has been designed to scale to support millions of simultaneous and concurrent users, to deliver carrier-class reliability and to be sufficiently flexible to address the changing market needs. Our infrastructure and open architecture enable us to efficiently and economically identify and develop new information services for our subscribers as they adopt new technologies and desire enhanced functionality from their communication services as well as support IMS and next generation network requirements of service providers.

Complementary to telecommunications service providers. Our software platform integrates with and enhances the existing offerings of the providers of telecommunications services and is interoperable with current generation landline, mobile and IP networks and devices that can seamlessly migrate and scale to an IMS enabled environment.

Our Strategy

Our objective is to establish ourselves as the leader in mobile and business communications and become an essential element in completing a business or partner Unified Communication strategy. We plan to achieve this objective through a combination of services available “direct” to consumers via our web channel and through CallWave branded and private label versions of these services to “indirect” partners, as follows:

Invest personnel and marketing resources in the wireless mobile services market. We believe that the market for mobile telephony services will continue to grow at a faster rate than the market for landline telephony services. We intend to focus our marketing efforts on acquiring new wireless mobile subscribers and retaining existing landline customers.

Extend our reach through “indirect” partnerships. Today, most of our sales come from direct acquisition of customers through our web marketing programs. We also have commercial relationships with Internet and telecommunications service providers through which we provide various call-bridging services for their subscribers. In addition, we also maintain online distribution relationships with a number of smaller companies. We intend to develop similar relationships with other partners to help us reach a wider range of subscribers.

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

Continue to follow a subscriber-driven approach. We believe that our large subscriber base helps us gain a comprehensive and accurate understanding of the needs, desires and priorities of our subscribers, which is critical to the ongoing success of our business. The information and analysis enables us to better identify subscriber requirements and behavioral patterns and continue to develop new and enhanced communications services that current and potential subscribers in the mainstream market value.

Provide enhanced communications services for mainstream and wireless mobile users. Our platform bridges calls effectively across all mainstream forms of Internet access and across all landline, mobile and Internet service providers. This enables us to provide affordable, value-added communications services to mainstream and mobile users without the additional cost of changing service providers or purchasing new hardware or the inconvenience of changing phone numbers.

Extend and enhance component applications and service levels. Our platform gives us the flexibility to design, deploy, test and enhance features and applications quickly and easily. We are able to bundle these component applications rapidly into new service levels. We intend to offer additional applications and service levels to meet the diverse and evolving needs of our existing and targeted subscribers and we intend to enhance existing applications and service levels to remain competitive.

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

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and evaluate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $384,000 as of September 30, 2007 and $436,000 as of June 30, 2007. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At September 30, 2007, we had net deferred tax assets of $9.6 million. Due to the uncertainty of realizing these net deferred tax assets, we have recorded a valuation allowance for the entire balance of the deferred tax assets. Such uncertainty primarily relates to the potential for net operating loss carryforwards and tax credits which begin to expire in 2010 and 2009, respectively, to be realized against future taxable income. We will continue to assess the likelihood of realization of these assets.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following tables set forth our statement of operations data for each of the periods indicated (in thousands).

	Three Months Ended September 30,
	2007	2006
Statement of Operations Data:
Revenues	$5,352	$6,535
Cost of sales	1,932	2,230

Gross profit	3,420	4,305
Operating expenses:
Sales and marketing	1,581	1,540
Research and development	1,609	1,632
General and administrative	2,162	3,325
Restructuring charges	1,095	—

Total operating expenses	6,447	6,497

Operating loss	(3,027)	(2,192)
Interest income	700	800

Loss before income taxes	(2,327)	(1,392)
Income tax expense	—	—

Net loss	$(2,327)	$(1,392)

Three Months Ended September 30, 2007 and September 30, 2006

Revenues. Revenues were $5,352,000 for the three months ended September 30, 2007, compared to $6,535,000 for the three months ended September 30, 2006, a decrease of $1,183,000, or 18%. Subscription revenues were $5,324,000 for the three months ended September 30, 2007, representing 99% of revenues, compared to $6,482,000 for the three months ended September 30, 2006, representing 99% of revenues, a decrease of $1,158,000, or 18%. The decrease in our revenues was attributable primarily to a decrease in the number of paying subscribers from approximately 642,000 at September 30, 2006 to approximately 572,000 at September 30, 2007. The decrease in subscribers is driven by the migration of dial up users to broad band, which is a trend we expect to continue. Revenues from our indirect channel distributors for the three months ended September 30, 2007, were $620,000 or 12% of revenues compared to $813,000 or 12% of revenues for the same period last year. During the first quarter of fiscal year 2006 we refined our assumptions for the amortization of deferred revenue and the associated costs. The effect on revenue of refining these assumptions, which was treated as a change in estimate under U.S. GAAP, was a reduction in revenue of $594,000 for the three months ended September 30, 2006. These refined assumptions also reduced cost of sales by $214,000 and increased net loss by $380,000, or $0.02 per basic and diluted share. The change in estimate relates to more timely and accurate information made available by our third party billing provider.

Cost of sales. Cost of sales was $1,932,000 for the three months ended September 30, 2007, compared to $2,230,000 for the three months ended September 30, 2006, a decrease of $298,000, or 13%. The decrease in cost of sales is primarily related to the decrease in the number of subscribers.

Sales and marketing. Sales and marketing expenses were $1,581,000, or 30% of revenues, for the three months ended September 30, 2007, compared to $1,540,000, or 24% of revenues, for the three months ended September 30, 2006, an increase of $41,000, or 3%. The 6% increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. This percentage was also impacted by the $594,000 reduction in revenue in the quarter ending September 30, 2006, relating to a change in estimate in the way we calculate deferred revenue. We are committed to investing in our Sales and Marketing functions as we migrate a greater percentage of our business toward indirect channel distributors with landline and mobile operators while continuing to strategically invest in the direct channel.

Research and development. Research and development expenses were $1,609,000, or 30% of revenues, for the three months ended September 30, 2007, compared to $1,632,000, or 25% of revenues, for the three months ended September 30, 2006, a decrease of $23,000, or 1%. The 5% increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. We believe it is essential to have a strong research and development team as we develop new products in the direct channel and migrate our business toward indirect channel distribution arrangements with landline, mobile carriers and web portals, while continuing to strategically invest in the direct channel.

General and administrative. General and administrative expenses were $2,162,000, or 40% of revenues for the three months ended September 30, 2007, compared to $3,325,000, or 51% of revenues, for the three months ended September 30, 2006, a decrease of $1,163,000, or 35%. The decrease in general and administrative expenses was due primarily to reduced legal fees of $976,000 as a result of the settlement of the j2 Global Communications litigation.

Income tax provision. No tax benefit was derived from the net loss recognized during the three months ended September 30, 2007 and 2006, due to the valuation allowance established to offset our deferred tax assets. Total deferred tax assets amount to $9.6 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Restructuring charges. During the quarter ended September 30, 2007, we announced a reorganization and reduction in force and the termination of our Chief Executive Officer. As a result of the reorganization we incurred a one time charge of approximately $1.1 million associated primarily with severance, health insurance, and accelerated stock option compensation expense. The entire charge has been recognized in the current quarter.

Net loss. Net loss was $2,327,000 for the three months ended September 30, 2007, compared to net loss of $1,392,000 for the three months ended September 30, 2006. This increase in net loss was primarily the result of reduced revenues as we shift our focus toward indirect distributor arrangements and restructuring charges of $1.1 million discussed above.

Liquidity and Capital Resources

At September 30, 2007, our principal sources of liquidity were cash and cash equivalents of $15,281,000, marketable securities of $36,194,000, and accounts receivable net of allowance for doubtful accounts of $2,270,000. We believe our current cash reserves are adequate to cover the anticipated losses over the next year as we migrate our business towards the indirect channels while continuing to strategically invest in our direct-to-consumer channel. We do not expect to return to profitability until the first half of fiscal 2009 and we do not expect cash flow from operations to be positive in future periods until we return to profitability. Although we are anticipating significant losses in the near future we believe our cash on hand will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business.

Cash and cash equivalents and marketable securities declined from $52.7 million at June 30, 2007 to $51.5 million at September 30, 2007. This decrease is primarily due to cash used in operations of $1.1 million and purchases of property and equipment of $310,000, partially offset by cash received from stock option exercises of $118,000.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk. We do not currently do any business denominated in foreign currencies and, therefore, are not subject to any significant foreign currency exchange risk.

Interest rate sensitivity. We had cash and cash equivalents totaling $15.3 million and marketable securities totaling $36.2 million at September 30, 2007, and cash and cash equivalents totaling $20.3 million and marketable securities totaling $32.4 million at June 30, 2007. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities including auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Due to our ability to liquidate these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents or marketable securities as a result of changes in interest rates. Declines in interest rates, however, will reduce our future interest income. If interest rates were to decline by 3.0% as compared to the rates at September 30, 2007, our interest income would decrease by approximately $390,000 on a quarterly basis based on the outstanding balance of our marketable securities and money market funds at September 30, 2007. A decline in market value of 3.0% would reduce the value of our cash equivalents and marketable securities by approximately $1 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

(b) Changes in internal controls over financial reporting.

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors set forth under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K, for our fiscal year ended June 30, 2007. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Bylaw Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(4)	Bylaws of the Registrant.

10.1	Third Amendment to 2004 Stock Incentive Plan.

10.2(5)	Employment Agreement dated September 5, 2007, by and between Jeffrey Cavins and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Registrant’s Registration Statement Amendment No. 5 on Form S-1 (File No. 333-115438) filed on September 27, 2004 and incorporated herein by reference.

(2)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006 and incorporated herein by reference.

(3)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2007 and incorporated herein by reference.

(4)	Previously filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-115438) on May 13, 2004 and incorporated herein by reference.

(5)	Previously filed in the Registrant’s Current Report on Form 8-K filed on September 5, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date:	November 12, 2007	By:	/s/ Jeffrey Cavins
Jeffrey Cavins,
President and Chief Executive Officer

Date:	November 12, 2007	By:	/s/ Mark Stubbs
Mark Stubbs
Chief Financial Officer (principal financial and accounting officer)