Form 10-Q
period 2007-12-31
CALLWAVE INC
filed 2008-02-14
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

At January 31, 2008, the number of shares outstanding of the registrant’s common stock, no par value, was 20,997,175.

CALLWAVE INC.

Form 10-Q

For the Quarter Ended December 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALLWAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of December 31, 2007	As of June 30, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,990	$20,299
Marketable securities	26,769	32,411
Accounts receivable; net of allowance for doubtful accounts of $354 and $436, respectively	2,060	2,396
Other current assets	669	563

Total current assets	52,488	55,669
Property and equipment, net	2,185	2,118
Intangible assets, net	4,230	4,405
Other assets	87	83

Total assets	$58,990	$62,275

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$598	$677
Accrued payroll	728	910
Deferred revenue	831	855
Other current liabilities	1,661	1,309

Total current liabilities	3,818	3,751
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, no par value; 100,000 shares authorized at December 31, 2007 and June 30, 2007; 20,995 and 20,880 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	74,452	73,346
Other comprehensive loss	(762)	(36)
Accumulated deficit	(18,518)	(14,786)

Total stockholders’ equity	55,172	58,524

Total liabilities and stockholders’ equity	$58,990	$62,275

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
Revenue	$4,877	$6,908	$10,229	$13,443
Cost of sales	1,807	2,189	3,739	4,419

Gross profit	3,070	4,719	6,490	9,024
Operating expenses (1):
Sales and marketing	1,951	1,493	3,521	3,033
Research and development	1,448	1,777	3,050	3,409
General and administrative	1,766	3,440	3,946	6,764
Restructuring charges	—	—	1,095	—

Total operating expenses	5,165	6,710	11,612	13,206

Operating loss	(2,095)	(1,991)	(5,122)	(4,182)
Interest income	690	798	1,390	1,597

Loss before income taxes	(1,405)	(1,193)	(3,732)	(2,585)
Income tax expense	—	—	—	—

Net loss	$(1,405)	$(1,193)	$(3,732)	$(2,585)

Net loss per share:
Basic and diluted	$(0.07)	$(0.06)	$(0.18)	$(0.12)
Weighted average common shares outstanding:
Basic and diluted	20,962	20,813	20,930	20,807
(1) Includes stock-based compensation as follows:
Sales and marketing	$77	$48	$165	$93
Research and development	77	91	134	166
General and administrative	95	122	205	261
Restructuring charges	—	—	370	—

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,732)	$(2,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	533	390
Stock based compensation	874	520
Bad debt expense	387	701
Loss (Gain) on sale of marketable securities	16	(12)
Changes in operating assets and liabilities:
Accounts receivable, net of bad debt expense	(51)	(1,051)
Other assets	(110)	(279)
Accounts payable	(79)	687
Accrued payroll and other liabilities	167	777
Deferred revenue	(24)	870
Income taxes payable	3	9

Net cash provided by (used in) operating activities	(2,016)	27
Cash flows from investing activities:
Purchases of marketable securities	(18,009)	(58,703)
Sales of marketable securities	22,909	54,226
Purchases of property and equipment	(425)	(528)

Net cash provided by (used in) investing activities	4,475	(5,005)
Cash flows from financing activities:
Proceeds from exercises of stock options	232	72

Net cash provided by financing activities	232	72

Net increase (decrease) in cash and cash equivalents	2,691	(4,906)
Cash and cash equivalents at beginning of the period	20,299	24,040

Cash and cash equivalents at end of the period	$22,990	$19,134

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

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States and with Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. Revenue is recognized beginning when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the fees are fixed and determinable and collection is reasonably assured. Subscriber revenues consist mainly of monthly recurring subscription fees. Revenue is recognized ratably over the subscription period when the SAB 104 criteria are met. Revenues and associated expenses are deferred and recognized over the service period. Associated expenses are deferred only to the extent of such deferred revenue. During the quarter ended September 30, 2006, the Company refined the assumptions used for the amortization of deferred revenue and the associated costs. The effect on revenue of refining these assumptions, which was treated as a change in estimate in accordance with U.S. generally accepted accounting principles (“GAAP”), was a reduction in revenue of $594,000 for the three months ended September 30, 2006. These refined assumptions also reduced cost of sales by $214,000 and increased net loss by $380,000, or $0.02 per basic and diluted share. The change in estimate relates to more timely and accurate information made available by the Company’s third party billing provider.

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

Cost of sales—Cost of sales consists of billing and collection costs, long-distance telephone service expenses used to deliver the Company’s services, and systems and telecommunications infrastructure.

Comprehensive loss—Comprehensive loss was $4,458,000 and $2,483,000 for the six months ended December 30, 2007 and 2006, respectively. The comprehensive loss differs from the net loss by the net unrealized gain or loss on short-term investments.

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

Marketable securities—Marketable securities consist of investment grade government agency and corporate debt securities. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive loss.

During the quarter ended December 31, 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders. Of the Company’s $27 million marketable securities portfolio at December 31, 2007, $10 million (at cost) is currently associated with failed auctions, all of which have been in a loss position for less than 12 months. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. These securities are rated AAA. Based on third party valuation models and an analysis of other-than-temporary impairment factors, the Company has determined that these securities are not permanently impaired. The Company recorded an unrealized loss within Other Comprehensive Loss of approximately $775,000 pre-tax at December 31, 2007, related to these auction rate securities. These securities are being analyzed each reporting period for other-than-temporary impairment factors.

Concentrations of credit risk—The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The receivable from the vendor at December 31, 2007 and June 30, 2007 was $1,199,000 and $1,514,000, respectively.

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

Valuation of acquired intangible assets—Intangible assets are accounted for under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the Company to record intangible assets at their fair value. Historically, the Company has used the cash purchase price at the time of acquisition as the best indicator of fair value. SFAS No. 142 also requires the Company to periodically evaluate the carrying value of intangible assets to determine if an impairment loss should be recorded under Statement of Financial Accounting Standards (SFAS) No. 144. In accordance with SFAS 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(unaudited, in thousands except per share data)
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(1,405)	$(1,193)	$(3,732)	$(2,585)

Weighted-average common shares outstanding	20,962	20,813	20,930	20,807
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Convertible preferred shares	—	—	—	—

Weighted-average common shares outstanding for diluted calculation	20,962	20,813	20,930	20,807

Net loss per share:
Basic and diluted	$(0.07)	$(0.06)	$(0.18)	$(0.12)

Options to purchase 3,929,000 and 3,433,000 shares were outstanding at December 31, 2007 and 2006, respectively, and warrants to purchase 24,000 and 120,000 shares were outstanding at December 31, 2007 and 2006, respectively. These options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive due to the net loss.

2. Stockholders’ Equity

Common Stock

As of December 31, 2007, the Company is authorized to issue 100,000,000 shares of common stock. As of December 31, 2007, 3,953,000 shares of common stock are reserved for 24,000 warrants and 3,929,000 for stock options issued and outstanding.

Warrants

As of December 31, 2007, the Company has issued and outstanding warrants to purchase up to 24,000 shares of common stock at an exercise price of $0.55. No warrants were exercised during the six months ended December 31, 2007. Warrants to purchase 96,000 shares expired during the six months ended December 31, 2007.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Share-Based Payments

As of December 31, 2007, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. The maximum shares issuable under these plans at December 31, 2007, consist of 4,773,965 shares, 2,250,000 shares and 1,350,000 shares authorized of which 3,122,632, 573,182 and 233,390 options are outstanding under the 2004, 2000 and 1999 Option Plans, respectively.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Weighted average fair value of stock options granted	$1.34	$1.29	$1.34	$1.44
Risk free interest rate	3.45-4.01%	4.57%	3.45-4.26%	4.57-4.95%
Expected life (in years)	4.0	4.0	4.0	4.0
Expected volatility	54-55%	50-60%	54-55%	45-60%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected forfeiture rate	11-53%	5-68%	9-53%	2-68%

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of option activity under the Option Plans as of December 31, 2007, and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	3,460,165	$3.48
Granted	1,346,883	2.91
Exercised	(60,455)	1.91
Forfeited or expired	(306,336)	3.60

Outstanding at September 30, 2007	4,440,257	3.32
Granted	17,250	2.76
Exercised	(54,156)	2.15
Forfeited or expired	(474,147)	3.17

Outstanding at December 31, 2007	3,929,204	$3.35	3.98	$1,149

Vested or expected to vest at December 31, 2007	3,408,458	$3.40	3.92	$1,063

Exercisable at December 31, 2007	1,958,583	$3.61	3.67	$833

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount will change based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the six months ended December 31, 2007 and 2006, was $42,000 and $21,000, respectively.

As of December 31, 2007, there was $2.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option Plans. That cost is expected to be recognized over a weighted-average period of 2.97 years. Total share-based compensation expense recognized for the six months ended December 31, 2007 and 2006 was $874,000 and $520,000, respectively.

4. Commitments and Contingencies

Leases

The Company leases office space and certain office equipment under non-cancelable operating leases. Rental expense under operating lease agreements was $213,000 and $170,000 for the three months ended December 31, 2007 and 2006, respectively, and $397,000 and $338,000 for the six months ended December 31, 2007 and 2006, respectively.

Future minimum commitments remaining under these agreements as of December 31, 2007, are as follows:

Twelve Months Ending December 31:	Minimum Commitment
(in thousands)
2008	$692
2009	593
2010	397
2011	148
2012 and thereafter	375

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other Commitments and Contingencies

The Company has long-distance service agreements with certain carriers. As of December 31, 2007, minimum obligations under these agreements due within one year total $611,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of December 31, 2007, minimum obligations due within one year under agreements with providers of billing and collection services and outsourced customer support total $552,000.

5. Restructuring Charges

In August of 2007, the Company announced a reorganization and reduction in force and the termination of its Chief Executive Officer. As a result of the reorganization the Company incurred a one time charge of approximately $1.1 million associated primarily with severance, health insurance, and accelerated stock option compensation expense. The entire charge has been recognized in the first quarter of the fiscal year ending June 30, 2008.

In January of 2008, the Company announced an additional reduction in force and the termination of several Executive Officers. As a result of the reduction in force the Company incurred a one time charge of approximately $800,000 to $1.0 million associated primarily with severance, health insurance, and accelerated stock option compensation expense. The entire charge will be recognized in the third quarter (ending March 31, 2008) of the fiscal year ending June 30, 2008.

6. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The net increase in the valuation allowance for the six months ended December 31, 2007, was approximately $699,000 due to management’s determination that it is more likely than not that the deferred tax asset will not be realized.

As of December 31, 2007, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $15.6 million and $24.8 million respectively. The losses begin to expire in fiscal year 2010. In addition, the Company has available tax credit carryforwards of approximately $2.0 million and $0.8 million for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2009. California tax credits can be carried over indefinitely.

7. Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The purpose of issuing the statement is to revise current guidance in SFAS No. 141 to better represent the economic value of business combination transactions. The revisions include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired and will be measured at their fair value; all other contingencies will be measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. Management does anticipate that the adoption of SFAS No. 141R will have a material impact on the Company’s financial condition or results of operations. SFAS No. 141R will be effective for any business combinations that occur after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management does anticipate that the adoption of SFAS No. 160 will have a material impact on the Company’s financial condition or results of operations.

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

Overview

Company Overview

CallWave is a telephony and speech application company that uses the power of software to streamline communications between mobile, landline and VOIP phone systems and make them interoperable on the desktop. Through our proprietary Phone Companion Software (PCS) we allow subscribers to manage their calls from their desktop without purchasing or installing additional hardware, changing service providers, or changing existing phone numbers.

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

We also support a fax to e-mail direct to consumer application. Historically we had not focused on this product segment as we were involved in litigation with j2 Global Communications and Catch Curve. During March of 2007 we settled all outstanding litigation with j2 Global and Catch Curve and received a perpetual license to their intellectual property portfolio. With the litigation behind us we have added new capabilities to our virtual fax product and we re-launched our new service prior to December 31, 2007. With our enhanced product offering we launched new pricing packages to our subscriber base in the second quarter of fiscal 2008.

During our fiscal second quarter we launched a new premium mobile application. Our new mobile application allows users to portalize and archive their mobile phone communications experience. We have integrated the mobile, landline, and IP based phone systems along with SMS and virtual faxing capabilities with an easy to use desktop client and personalized messaging portal. End users will now have the ability to archive their voicemail, SMS, fax and contacts all within a web based portal which allows users to quickly search across calling and messaging content. Our new Vtxt service enables voice to text conversion of voicemail which gives consumers the ability to read their messages and extends the listening experience to the desktop.

With the launch of our new premium virtualized fax and mobile products we will continue to work with indirect channel and distribution partners who wish to private-label our full suite of applications and services. Our applications provide a necessary and critical layer to the unified communications strategy of our partners. These applications enable partners to deliver converged voice services ahead of converged networks that are rapidly deployed at a minimal cost.

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

CallWave’s services are interoperable across mobile and landline devices and work with a user’s existing phone number and service provider.

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

Ease of installation and use. We designed our application-based services to be easy to install on a personal computer and easy to use with minimal behavioral changes. During registration and installation, our software is automatically configured based on subscribers’ existing communications services. The registration and installation process typically take only a few minutes. In most cases we automatically provision the services without requiring subscribers to call their existing network service providers. Our call-bridging services are delivered over subscribers’ existing communication networks and require no additional hardware and no new telephone number. Our wireless mobile voicemail services do not require a software download.

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

Our Strategy

Our objective is to establish ourselves as the leader in mobile and business communications and become an essential element in completing a business or partner unified communication strategy. We plan to achieve this objective through a combination of services available direct to consumers via our web channel and through CallWave branded and private label versions of these services to indirect partners, as follows:

Invest personnel and marketing resources in the wireless mobile services market. We believe that the market for mobile telephony services will continue to grow at a faster rate than the market for landline telephony services. We intend to focus our marketing efforts on acquiring new wireless mobile subscribers.

Extend our reach through indirect partnerships. Today, most of our sales come from direct acquisition of customers through our web marketing programs. We also have commercial relationships with Internet and telecommunications service providers through which we provide various call-bridging services for their subscribers. In addition, we also maintain online distribution relationships with a number of smaller companies. We intend to develop similar relationships with other partners to help us reach a wider range of subscribers.

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

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and evaluate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $354,000 as of December 31, 2007 and $436,000 as of June 30, 2007. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At December 31, 2007, we had net deferred tax assets of $9.5 million. Due to the uncertainty of realizing these net deferred tax assets, we have recorded a valuation allowance for the entire balance of the deferred tax assets. Such uncertainty primarily relates to the potential for net operating loss carryforwards and tax credits which begin to expire in 2010 and 2009, respectively, to be realized against future taxable income. We will continue to assess the likelihood of realization of these assets.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following tables set forth our statement of operations data for each of the periods indicated (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Statement of Operations Data:
Revenues	$4,877	$6,908	$10,229	$13,443
Cost of sales	1,807	2,189	3,739	4,419

Gross profit	3,070	4,719	6,490	9,024
Operating expenses:
Sales and marketing	1,951	1,493	3,521	3,033
Research and development	1,448	1,777	3,050	3,409
General and administrative	1,766	3,440	3,946	6,764
Restructuring charges	—	—	1,095	—

Total operating expenses	5,165	6,710	11,612	13,206

Operating loss	(2,095)	(1,991)	(5,122)	(4,182)
Interest income	690	798	1,390	1,597

Loss before income taxes	(1,405)	(1,193)	(3,732)	(2,585)
Income tax expense	—	—	—	—

Net loss	$(1,405)	$(1,193)	$(3,732)	$(2,585)

Three Months Ended December 31, 2007 and December 31, 2006

Revenues. Revenues were $4,877,000 for the three months ended December 31, 2007, compared to $6,908,000 for the three months ended December 31, 2006, a decrease of $2,031,000, or 29%. Subscription revenues were $4,809,000 for the three months ended December 31, 2007, representing 99% of revenues, compared to $6,853,000 for the three months ended December 31, 2006, representing 99% of revenues, a decrease of $2,044,000, or 30%. The decrease in our revenues was attributable primarily to a decrease in the number of paying subscribers from approximately 642,000 at December 31, 2006 to approximately 536,000 at December 31, 2007. The decrease in subscribers is driven by the migration of dial up users to broad band which is a trend we expect to continue. In addition, our average revenue per user (“ARPU”) decreased as we have a higher percentage of our subscribers from our indirect channel distribution arrangements. We record revenue from our indirect channel distributors on a gross or net basis depending on the facts of the agreement. Revenues from our indirect channel distributors for the three months ended December 31, 2007, were $570,000 or 12% of revenues compared to $770,000 or 11% of revenues for the same period last year.

Cost of sales. Cost of sales was $1,807,000 for the three months ended December 31, 2007, compared to $2,189,000 for the three months ended December 31, 2006, a decrease of $382,000, or 17%. Cost of sales for the quarter ended December 31, 2006 was reduced by a credit of $574,000 from one of our telecommunications carriers. The carrier was charging us for more lines than we had contracted to rent over an eleven month period beginning in January, 2006. The carrier agreed to credit our account for the overcharges and apply the credit to future bills. Absent the credit, cost of sales for the quarter ended December 31, 2006, would have been $2,763,000 as compared to cost of sales of $1,807,000 for the three months ended December 31, 2007, a reduction of $956,000, or 35%. The decrease in cost of sales is primarily related to the decrease in the number of subscribers.

Sales and marketing. Sales and marketing expenses were $1,951,000, or 40% of revenues, for the three months ended December 31, 2007, compared to $1,493,000, or 22% of revenues, for the three months ended December 31, 2006, an increase of $458,000, or 31%. The increase is driven by higher advertising and marketing costs associated with the launch of our new products and the redesign of the CallWave brand. We are committed to investing in our Sales and Marketing functions as we migrate a greater percentage of our business toward indirect channel distributors while continuing to strategically invest in the direct-to-consumer channel.

Research and development. Research and development expenses were $1,448,000, or 30% of revenues, for the three months ended December 31, 2007, compared to $1,777,000, or 26% of revenues, for the three months ended December 31, 2006. The 4% increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. We believe it is essential to have a strong and efficient research and development team as we develop new products in the direct channel and migrate our business toward indirect channel distribution arrangements with landline, mobile carriers and web portals, while continuing to strategically invest in the direct-to-consumer channel. We will be investing in new technologies and shifting certain research and development functions offshore in an effort to gain greater efficiencies and streamline costs.

General and administrative. General and administrative expenses were $1,766,000, or 36% of revenues for the three months ended December 31, 2007, compared to $3,440,000, or 50% of revenues, for the three months ended December 31, 2006, a decrease of $1,674,000, or 49%. The decrease in general and administrative expenses was due primarily to reduced legal fees of $1,069,000 as a result of the settlement of the j2 Global Communications litigation. General and administrative expenses have also declined due to reductions in performance bonuses and bad debt expense.

Income tax provision. No tax benefit was derived from the net loss recognized during the three months ended December 31, 2007 and 2006 due to the valuation allowance established to offset our deferred tax assets. Total deferred tax assets amount to $9.5 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net loss. Net loss was $1,405,000 for the three months ended December 31, 2007, compared to net loss of $1,193,000 for the three months ended December 31, 2006. This increase in net loss was primarily the result of reduced revenues as we shift our focus toward indirect distributor arrangements.

Six Months Ended December 31, 2007 and December 31, 2006

Revenues. Revenues were $10,229,000 for the six months ended December 31, 2007, compared to $13,443,000 for the six months ended December 31, 2006, a decrease of $3,214,000, or 24%. Subscription revenues were $10,133,000 for the six months ended December 31, 2007, representing 99% of revenues, compared to $13,336,000 for the six months ended December 31, 2006, representing 99% of revenues, a decrease of $3,203,000, or 24%. The decrease in our revenues was attributable primarily to a decrease in the number of paying subscribers from approximately 642,000 at December 31, 2006 to approximately 536,000 at December 31, 2007. The decrease in subscribers is driven primarily from the migration of dial up users to broad band which is a trend we expect to continue. In addition, our average revenue per user (“ARPU”) decreased as we have a higher percentage of our subscribers from our indirect channel distribution arrangements. We record revenue from our indirect channel distributors on a gross or net basis depending on the facts of the agreement. Revenues from our indirect channel distributors for the six months ended December 31, 2007, were $1,190,000 or 12% of revenues compared to $1,583,000 or 12% of revenues for the same period last year. During the first quarter of the prior fiscal year we refined our assumptions for the amortization of deferred revenue and the associated costs. The effect on revenue of refining these assumptions, which was treated as a change in estimate under U.S. GAAP, was a reduction in revenue of $594,000. These refined assumptions also reduced cost of sales by $214,000 and increased net loss by $380,000, or $0.02 per share. The change in estimate relates to more timely and accurate information made available by our third party billing provider.

Cost of sales. Cost of sales was $3,739,000 for the six months ended December 31, 2007, compared to $4,419,000 for the six months ended December 31, 2006, a decrease of $680,000, or 15%. Cost of sales for the six months ended December 31, 2006 was reduced by a credit of $574,000 from one of our telecommunications carriers. The carrier was charging us for more lines than we had contracted to rent over an eleven month period beginning in January, 2006. The carrier agreed to credit our account for the overcharges and apply the credit to future bills. Absent the credit, cost of sales for the six months ended December 31, 2006, would have been $4,993,000 as compared to cost of sales of $3,739,000 for the three months ended December 31, 2007, a reduction of $1,254,000, or 25%. The decrease in cost of sales is primarily related to the decrease in the number of subscribers.

Sales and marketing. Sales and marketing expenses were $3,521,000, or 34% of revenues, for the six months ended December 31, 2007, compared to $3,033,000, or 23% of revenues, for the six months ended December 31, 2006. The increase is driven by higher advertising and marketing costs associated with the launch of our new products and the redesign of the CallWave brand. We are committed to investing in our Sales and Marketing functions as we migrate a greater percentage of our business toward indirect channel distributors while continuing to strategically invest in the direct-to-consumer channel.

Research and development. Research and development expenses were $3,050,000, or 30% of revenues, for the six months ended December 31, 2007, compared to $3,409,000, or 25% of revenues, for the six months ended December 31, 2006, a decrease of $359,000, or 11%. The 5% increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. We believe it is essential to have a strong research and development team as we develop new products in the direct channel and migrate our business toward indirect channel distribution arrangements with landline, mobile carriers and web portals, while continuing to strategically invest in the direct-to-consumer channel. We will be investing in new technologies and shifting certain research and development functions offshore in an effort to gain greater efficiencies and streamline costs.

General and administrative. General and administrative expenses were $3,946,000, or 39% of revenues for the six months ended December 31, 2007, compared to $6,764,000, or 50% of revenues, for the six months ended December 31, 2006, a decrease of $2,818,000, or 42%. The decrease in general and administrative expenses was due primarily to reduced legal fees of $2,022,000 as a result of the settlement of the j2 Global Communications litigation. General and administrative expenses have also declined due to reductions in performance bonuses and bad debt expense.

Restructuring charges. During the quarter ended September 30, 2007, we announced a reorganization and reduction in force and the termination of our Chief Executive Officer. As a result of the reorganization we incurred a one time charge of approximately $1.1 million associated primarily with severance, health insurance, and accelerated stock option compensation expense. The entire charge was recognized in the quarter ended September 30, 2007.

Income tax provision. No tax benefit was derived from the net loss recognized during the six months ended December 31, 2007 and 2006 due to the valuation allowance established to offset our deferred tax assets. Total deferred tax assets amount to $9.5 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net loss. Net loss was $3,732,000 for the six months ended December 31, 2007, compared to net loss of $2,585,000 for the six months ended December 31, 2006. This increase in net loss was primarily the result of reduced revenues as we shift our focus toward indirect distributor arrangements and the restructuring charges discussed above.

Liquidity and Capital Resources

At December 31, 2007, our principal sources of liquidity were cash and cash equivalents of $22,990,000, marketable securities of $26,769,000, and accounts receivable net of allowance for doubtful accounts of $2,060,000. We believe our current cash reserves are adequate to cover the anticipated losses over the next year as we migrate our business towards the indirect channel while continuing to strategically invest in our direct-to-consumer channel. We do not expect cash flow from operations to be positive in future periods until we return to profitability. Although we are anticipating significant losses in the near future we believe our cash on hand will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business.

Cash and cash equivalents and marketable securities declined from $52.7 million at June 30, 2007 to $49.8 million at December 31, 2007. This decrease is primarily due to cash used in operations of $2 million and net unrealized losses on marketable securities of $762,000.

During the quarter ended December 31, 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders. Of our $27 million marketable securities portfolio at December 31, 2007, $10 million (at cost) is currently associated with failed auctions, all of which have been in a loss position for less than 12 months. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. These securities are rated AAA. Based on third party valuation models and an analysis of other-than-temporary impairment factors, we have determined that these securities are not permanently impaired. We recorded an unrealized loss within Other Comprehensive Loss of approximately $775,000 pre-tax at December 31, 2007, related to these auction rate securities. These securities are being analyzed each reporting period for other-than-temporary impairment factors.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk. We do not currently do any business denominated in foreign currencies and, therefore, are not subject to any significant foreign currency exchange risk.

Interest rate sensitivity. We had cash and cash equivalents totaling $23 million and marketable securities totaling $26.8 million at December 31, 2007, and cash and cash equivalents totaling $20.3 million and marketable securities totaling $32.4 million at June 30, 2007. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities including auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Declines in interest rates, however, will reduce our future interest income. If interest rates were to decline by 3.0% as compared to the rates at December 31, 2007, our interest income would decrease by approximately $380,000 on a quarterly basis based on the outstanding balance of our marketable securities and money market funds at December 31, 2007. A decline in market value of 3.0% would reduce the value of our cash equivalents and marketable securities by approximately $800,000.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(b) Changes in internal controls over financial reporting.

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors set forth under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K, for our fiscal year ended June 30, 2007. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. Other than those described below, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended June 30, 2007.

We may be required to incur significant costs to modify our systems in order to meet the requirements of the Communications Assistance to Law Enforcement Act.

The Communications Assistance to Law Enforcement Act, or CALEA, sets forth the assistance capabilities that telecommunications carriers are legally required to have and maintain within their networks to assist law enforcement in conducting lawfully-authorized electronic surveillance. We currently believe that the circuit-switching facilities of our subsidiary, Liberty Telecom, are in compliance with CALEA-related requirements. As Liberty Telecom expands its service offerings, further modifications to its local switching equipment may be necessary to comply with applicable laws and regulations. In 2005, the FCC released an order concluding that CALEA applies to facilities-based broadband Internet access providers and providers of interconnected VoIP service. On May 12, 2006, the FCC issued an order that addressed, among other things, the assistance capabilities required for facilities-based broadband Internet access providers and providers of interconnected VoIP. Further implementation of CALEA could result in additional regulatory burdens for us and for Liberty Telecom. Complying with CALEA and rules implementing CALEA may require us to incur substantial costs, which could negatively impact our results of operations.

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

On September 23, 2005, the FCC released an order reclassifying wireline broadband Internet access services as information services, thereby placing wireline broadband Internet access services within the same general regulatory framework as cable modem services. Similarly, on November 7, 2006, and March 23, 2007, the FCC released orders declaring Broadband over Power Line (“BPL”)-enabled Internet access service and wireless broadband Internet access service, respectively, to be information services. As information services, wireline, wireless, and BPL-enabled broadband Internet access, like cable modem service, no longer are subject to regulation under Title II of the Communications Act of 1934, as amended, or the FCC’s Computer Inquiry rules, but are subject to specific obligations imposed under Title I of the Act. The Commission also permitted, in March 2006, a petition of Verizon for forbearance of federal Title II and Computer Inquiry regulation of its broadband services to be “deemed granted” by operation of statutory law. A federal court appeal of this action by operation of law was denied in December of 2007 on procedural grounds, as the appellate court found that the FCC had not taken a judicially reviewable action. Late in 2007, by order, the Commission granted in part petitions for forbearance filed in 2006 by AT&T, Embarq, and other ILECs that had sought relief similar to that afforded Verizon by operation of law. Judicial review of these more recent forbearance decisions remains pending. A comparable forbearance petition filed by Qwest is pending. These FCC actions, and the grant of the pending petitions for forbearance, could potentially enable ILECs to (1) raise barriers for subscribers to their broadband transmission services to use our enhanced services, (2) charge higher rates for underlying broadband transmission service to subscribers to our enhanced services, or (3) bundle enhanced services that are similar to our enhanced services with their broadband transmission services at such a rate that it becomes economically infeasible for us to compete with the ILEC. If one or more ILECs take any of those actions with explicit or tacit permission from the FCC, then it could have a material adverse impact upon our profitability and the results of our operations.

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

Apart from the specific regulatory obligations that the FCC has imposed upon providers of “interconnected VoIP services,” there are few laws, regulations or rulings that specifically address access to, or commerce on, the Internet, including the provision of IP-based telephony and other IP-enabled services. However, the growth in the market for IP-based telephony and other IP-enabled communications, and the popularity of these services, along with other regulatory objectives, such as ensuring adequate funding levels for the federal Universal Service Fund create the risk that governments and agencies increasingly will seek to regulate services such as our current offerings, including the potential for rulings that such regulations have applied all along. Many legislative and regulatory actions are underway or are being contemplated by federal and state authorities and certain past decisions suggest that the FCC or state regulatory authorities could eventually rule that certain IP-enabled services are telecommunications services that are subject to common carrier regulations. For example, on April 21, 2004, the FCC released a narrow declaratory ruling finding that certain Internet protocol telephony services are telecommunications services upon which interstate access charges may be assessed. Prior to this decision, the FCC had never ruled that a specific service relying on Internet-protocol technology was a telecommunications service. More recently, on June 27, 2006, the FCC issued a decision finding that providers of “interconnected VoIP services” offer “telecommunications” as defined by the Communications Act and must therefore contribute to the federal Universal Service Fund. Similarly, on June 30, 2006, the FCC released an order holding that menu-driven prepaid calling cards, and prepaid calling cards that use IP transport to deliver all or a portion of the call embody telecommunications services, and these prepaid calling card providers qualify as telecommunications carriers that are subject to, among other things, Universal Service Fund contributions based on their interstate revenues as well as intrastate and interstate access charges. These rulings illustrate that certain Internet-protocol based services may become subject to costs and regulations that, previously, were not thought to be applicable. Moreover, two petitions for forbearance were filed at the FCC in October 2007 and January 2008, respectively, that, in combination, appear to require the FCC, under Communications Act timetables, to ascertain by January 2009, at the latest, whether IP-based calls exchanged with the public switched network are “information services” or “telecommunications services,” an issue which the Commission has to date declined to address directly. The outcome of these two petitions could have an impact on the regulatory treatment of some of our current and future services. We are unable to predict the impact, if any, that future legislation, regulations, or administrative and judicial decisions may have on our business.

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

At our 2007 Annual Meeting of Stockholders held on December 14, 2007 (the “Annual Meeting”), our stockholders: (i) elected seven directors to serve until the 2008 Annual Meeting (Proposal No. 1); and (ii) ratified the appointment of Mayer Hoffman McCann P.C. as independent auditors for the fiscal year ending June 30, 2008 (Proposal No. 2). The tabulation of votes for each of the proposals is set forth below:

Proposal No. 1

Election of seven directors to serve until the 2008 Annual Meeting:

FOR	AGAINST
16,743,328	527,136

Proposal No. 2

Ratification of the appointment of Mayer Hoffman McCann P.C. as independent auditors of the Company for the 2008 fiscal year:

FOR	AGAINST	ABSTAIN
17,193,477	16,081	60,906

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(4)	Bylaws of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Registrant’s Registration Statement Amendment No. 5 on Form S-1 (File No. 333-115438) filed on September 27, 2004 and incorporated herein by reference.

(2)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006 and incorporated herein by reference.

(3)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2007 and incorporated herein by reference.

(4)	Previously filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-115438) on May 13, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date:	February 14, 2008	By:	/s/ Jeffrey Cavins
Jeffrey Cavins,
President and Chief Executive Officer

Date:	February 14, 2008	By:	/s/ Mark Stubbs
Mark Stubbs
Chief Financial Officer (principal financial and accounting officer)