Form 10-Q
period 2008-03-31
CALLWAVE INC
filed 2008-05-14
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

At May 13, 2008, the number of shares outstanding of the registrant’s common stock, no par value, was 21,164,471.

CALLWAVE INC.

Form 10-Q

For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALLWAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of March 31, 2008	As of June 30, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,944	$20,299
Marketable securities	19,891	32,411
Accounts receivable; net of allowance for doubtful accounts of $312 and $436, respectively	1,965	2,396
Other current assets	976	563

Total current assets	49,776	55,669
Property and equipment, net	2,422	2,118
Intangible assets, net	4,413	4,405
Other assets	101	83

Total assets	$56,712	$62,275

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$589	$677
Accrued payroll	603	910
Deferred revenue	748	855
Other current liabilities	2,266	1,309

Total current liabilities	4,206	3,751
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, no par value; 100,000 shares authorized at March 31, 2008 and June 30, 2007; 21,057 and 20,880 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	74,593	73,346
Other comprehensive loss	(2,330)	(36)
Accumulated deficit	(19,757)	(14,786)

Total stockholders’ equity	52,506	58,524

Total liabilities and stockholders’ equity	$56,712	$62,275

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
Revenue	$5,153	$6,230	$15,381	$19,673
Cost of sales	1,699	2,257	5,438	6,676

Gross profit	3,454	3,973	9,943	12,997
Operating expenses (1):
Sales and marketing	1,293	2,347	4,811	5,381
Research and development	1,017	1,857	4,068	5,266
General and administrative	1,930	3,136	5,877	9,899
Restructuring charges	1,043	—	2,138	—

Total operating expenses	5,283	7,340	16,894	20,546

Operating loss	(1,829)	(3,367)	(6,951)	(7,549)
Interest income	590	766	1,980	2,363

Loss before income taxes	(1,239)	(2,601)	(4,971)	(5,186)
Income tax expense	—	—	—	—

Net loss	$(1,239)	$(2,601)	$(4,971)	$(5,186)

Net loss per share:
Basic and diluted	$(0.06)	$(0.12)	$(0.24)	$(0.25)
Weighted average common shares outstanding:
Basic and diluted	21,026	20,830	20,962	20,815
(1) Includes stock-based compensation as follows:
Sales and marketing	$(74)	$56	$129	$149
Research and development	(43)	82	130	248
General and administrative	109	124	317	385
Restructuring charges	80	—	370	—

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,971)	$(5,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	815	599
Stock based compensation	946	782
Bad debt expense	531	1,096
Loss (gain) on sale of marketable securities	14	(24)
Loss on disposal of fixed assets	29	12
Changes in operating assets and liabilities:
Accounts receivable, net of bad debt expense	(100)	(838)
Other assets	(431)	37
Accounts payable	(88)	1,511
Accrued payroll and other liabilities	643	135
Deferred revenue	(107)	755
Income taxes payable	7	(3)

Net cash used in operating activities	(2,712)	(1,124)
Cash flows from investing activities:
Purchases of intangible assets	(275)	(4,000)
Purchases of marketable securities	(18,012)	(66,988)
Sales of marketable securities	28,224	68,112
Purchases of property and equipment	(881)	(680)

Net cash provided by (used in) investing activities	9,056	(3,556)
Cash flows from financing activities:
Proceeds from exercises of stock options and warrants	301	104

Net cash provided by financing activities	301	104

Net increase (decrease) in cash and cash equivalents	6,645	(4,576)
Cash and cash equivalents at beginning of the period	20,299	24,040

Cash and cash equivalents at end of the period	$26,944	$19,464

Supplemental disclosures of cash flow information
Non-cash investing activities:
Stock issued for purchase of property	$—	$40

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

Cost of sales—Cost of sales consists of billing and collection costs, long-distance telephone service expenses used to deliver the Company’s services, and systems and telecommunications infrastructure. During the quarter ended March 31, 2008, the Company applied for a refund of federal communications excise taxes in the amount of $345,000. The refund was recorded in the quarter ended March 31, 2008.

Comprehensive loss—Comprehensive loss was $7,265,000 and $5,055,000 for the nine months ended March 31, 2008 and 2007, respectively. The comprehensive loss differs from the net loss by the net unrealized gain or loss on short-term investments.

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

During the quarter ended December 31, 2007, certain auction rate securities began to fail auction due to sell orders exceeding buy orders. Of the Company’s $19.9 million marketable securities portfolio at March 31, 2008, $12 million (at cost) is currently associated with failed auctions, all of which have been in a loss position for less than 12 months. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. All of the auction rate securities were AAA quality and were in compliance with the Company’s investment policy at the time of acquisition. Of the $12 million in auction rate securities, $9.5 million remain AAA rated as of March 31, 2008. The Company currently has the ability and intent to hold these investments until a recovery of the auction process or until maturity. Based on third party valuation models and an analysis of other-than-temporary impairment factors, the Company has determined that these securities are not permanently impaired. However, the Company recorded an unrealized loss within Other Comprehensive Loss of approximately $2.35 million pre-tax at March 31, 2008, related to a temporary impairment of these auction rate securities. These securities are being analyzed each reporting period for impairment, including other-than-temporary impairment factors.

Concentrations of credit risk—The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The receivable from the vendor at March 31, 2008 and June 30, 2007 was $1,174,000 and $1,514,000, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(unaudited, in thousands except per share data)
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(1,239)	$(2,601)	$(4,971)	$(5,186)

Weighted-average common shares outstanding	21,026	20,830	20,962	20,815
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Convertible preferred shares	—	—	—	—

Weighted-average common shares outstanding for diluted calculation	21,026	20,830	20,962	20,815

Net loss per share:
Basic and diluted	$(0.06)	$(0.12)	$(0.24)	$(0.25)

Options to purchase 3,574,788 and 3,471,000 shares were outstanding at March 31, 2008 and 2007, respectively, and warrants to purchase 120,000 shares were outstanding at March 31, 2007. These options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive due to the net loss.

2. Stockholders’ Equity

Common Stock

As of March 31, 2008, the Company is authorized to issue 100,000,000 shares of common stock. As of March 31, 2008, 21,057,000 shares of common stock are reserved for stock options issued and outstanding.

Warrants

At June 30, 2007, the Company had outstanding warrants to purchase up to 120,000 shares of common stock at an exercise price of $0.55. Warrants to purchase 24,000 shares were exercised and warrants to purchase 96,000 shares expired during the nine months ended March 31, 2008. As of March 31, 2008, there were no warrants outstanding.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Share-Based Payments

As of March 31, 2008, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. The maximum shares issuable under these plans at March 31, 2008, consist of 4,773,965 shares, 2,250,000 shares and 1,350,000 shares authorized of which 210,830, 547,882 and 2,816,076 options are outstanding under the 1999, 2000, and 2004 Option Plans, respectively.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Weighted average fair value of stock options granted	$1.28	$1.47	$1.33	$1.44
Risk free interest rate	2.87%	4.82%	2.87-4.26%	4.57-4.95%
Expected life (in years)	4.0	4.0	4.0	4.0
Expected volatility	55%	56%	54-55%	53-58%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected forfeiture rate	10-63%	6-48%	9-63%	2-68%

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of option activity under the Option Plans as of March 31, 2008, and changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	3,460,165	$3.48
Granted	1,346,883	2.91
Exercised	(60,455)	1.91
Forfeited or expired	(306,336)	3.60

Outstanding at September 30, 2007	4,440,257	3.32
Granted	17,250	2.76
Exercised	(54,156)	2.15
Forfeited or expired	(474,147)	3.17

Outstanding at December 31, 2007	3,929,204	3.35
Granted	300,000	2.85
Exercised	(38,336)	1.46
Forfeited or expired	(616,080)	3.20

Outstanding at March 31, 2008	3,574,788	$3.36	3.79	$394

Vested or expected to vest at March 31, 2008	3,077,686	$3.42	3.70	$394

Exercisable at March 31, 2008	2,129,521	$3.61	3.47	$394

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount will change based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the nine months ended March 31, 2008 and 2007, was $40,000 and $27,000, respectively.

As of March 31, 2008, there was $1.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option Plans. That cost is expected to be recognized over a weighted-average period of 3.02 years. Total share-based compensation expense recognized for the nine months ended March 31, 2008 and 2007 was $946,000 and $782,000, respectively.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Commitments and Contingencies

Leases

The Company leases office space and certain office equipment under non-cancelable operating leases. Rental expense under operating lease agreements was $342,000 and $171,000 for the three months ended March 31, 2008 and 2007, respectively, and $739,000 and $508,000 for the nine months ended March 31, 2008 and 2007, respectively.

Future minimum commitments remaining under these agreements as of March 31, 2008, are as follows:

Twelve Months Ending March 31:	Minimum Commitment
(in thousands)
2009	$614
2010	585
2011	289
2012	149
2013 and thereafter	224

Subsequent to March 31, 2008, the Company entered into a lease of additional office space. The term of the new lease is from July 2008 to June 2011, with initial monthly payments of $13,691, and is subject to annual escalations.

Other Commitments and Contingencies

The Company has long-distance service agreements with certain carriers. As of March 31, 2008, minimum obligations under these agreements due within one year total $513,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of March 31, 2008, minimum obligations due within one year under agreements with providers of billing and collection services and outsourced customer support total $41,000.

5. Restructuring Charges

During the quarter ended September 30, 2007, the Company announced a reorganization and reduction in workforce and the termination of the Chief Executive Officer. As a result of the reorganization the Company incurred a one time charge of approximately $1.1 million associated primarily with severance, health insurance, and accelerated stock option compensation expense. The entire charge was recognized in the quarter ended September 30, 2007. In addition, during the quarter ended March 31, 2008, the Company announced a second reduction in workforce and the termination of several Executive Officers. As a result of the second reduction in workforce, the Company incurred a one time charge of approximately $1 million associated primarily with severance, health insurance, accelerated stock option compensation expense, and facilities closures. The entire charge has been recognized in the quarter ended March 31, 2008.

6. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The net increase in the valuation allowance for the nine months ended March 31, 2008, was approximately $1,152,000 due to management’s determination that it is more likely than not that the deferred tax asset will not be realized.

As of March 31, 2008, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $16.2 million and $24.9 million respectively. The losses begin to expire in fiscal year 2010. In addition, the Company has available tax credit carryforwards of approximately $2.0 million and $0.8 million for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2009. California tax credits can be carried over indefinitely.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Related Party Transactions

During the quarter ended March 31, 2008, the Company entered into an agreement with a company controlled by an employee to license certain patented technology that is being used in the development of an integrated product. The agreement calls for a license fee of up to $500,000, payable in installments upon the completion of certain milestones. As of March 31, 2008, the Company has paid $275,000 under this agreement. The Company has capitalized the payments as intangible assets and is amortizing them over the term of the agreement.

8. Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. Management does not anticipate that the adoption of SFAS No. 161 will have a material impact on the Company’s financial condition or results of operations.

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

As customers have migrated towards faster and more reliable broadband offerings, we have enhanced our service platform in the direct and indirect channels. With these enhancements CallWave is leading a new category of unified communication services focused on Phone Companion Software with features that include Web 2.0 widgets, voice to text recognition applications, wireless mobile voicemail, virtual fax, desktop texting applications, high definition audio conferencing, and video and content collaboration tools.

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

During our fiscal second quarter we launched a new premium mobile application. Our new mobile application allows users to portalize and archive their mobile phone communications experience. We have integrated the mobile, landline, and IP based phone systems along with SMS and virtual faxing capabilities with an easy to use desktop client and personalized messaging portal. End users will now have the ability to archive their voicemail, SMS, fax and contacts all within a web based portal which allows users to quickly search across calling and messaging content. Our new Vtxt service enables voice to text conversion of voicemail which gives consumers the ability to read their messages and extends the listening experience to the desktop. We also expect to launch high definition audio conferencing and video and content collaboration tools to complete our unified communications suite of products during the first quarter of our fiscal year ending June 30, 2009.

With the launch of our new premium virtualized fax, mobile, and conferencing and collaboration products we will continue to work with indirect channel and distribution partners who wish to private-label our full suite of applications and services. Our applications provide a necessary and critical layer to the unified communications strategy of our partners. These applications enable partners to deliver converged voice services ahead of converged networks that are rapidly deployed at a minimal cost.

The CallWave SMS text messaging widget, which allows desktop sending of text messages throughout the world, was discontinued as a paying service at the end of calendar 2007. At June 30, 2007, the Company had approximately one million SMS widget subscribers, most of whom were international subscribers, but the cost of providing this service to international subscribers made it unprofitable for us to maintain. We still offer a free domestic SMS service and we may include this service in a future integrated product.

The CallWave Solution

Our solutions enable a unified communications experience that will provide greater control and manageability of the most critical devices on which users rely—the PC, the landline, and the mobile phone.

Leveraging our wholly-owned telephone subsidiary, years of experience and innovation in making mobile phones and PCs ‘talk’ to each other, CallWave is in a unique position to provide a complete suite of secure, scalable, and cost-effective, user-friendly mobile applications. These include the industry’s first summarized voice-to-text speech application which digitizes and portalizes voice messages and mobile “visual voicemail” that enables users to read voicemail and only listen to messages when convenient. The applications will provide for permanent storage and search of voice, text, and fax assets in a personal web-based “PhonePage”. In addition, our applications allow for real-time mobile call screening, free long-distance calling and roaming, and Virtual Fax receive and send services. Our new products will allow users to access high definition audio conferencing and video and content collaboration tools.

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

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, accounting for income taxes, loss contingencies, marketable securities, stock-based compensation, and valuation of acquired intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. Management has discussed the development and selection of the following critical accounting policies, estimates and assumptions with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these disclosures.

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

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and evaluate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $312,000 as of March 31, 2008 and $436,000 as of June 30, 2007. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At March 31, 2008, we had net deferred tax assets of $9.9 million. Due to the uncertainty of realizing these net deferred tax assets, we have recorded a valuation allowance for the entire balance of the deferred tax assets. Such uncertainty primarily relates to the potential for net operating loss carryforwards and tax credits which begin to expire in 2010 and 2009, respectively, to be realized against future taxable income. We will continue to assess the likelihood of realization of these assets.

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

Marketable securities

Marketable securities consist of investment grade government agency and corporate debt securities. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive loss.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following tables set forth our statement of operations data for each of the periods indicated (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Statement of Operations Data:
Revenues	$5,153	$6,230	$15,381	$19,673
Cost of sales	1,699	2,257	5,438	6,676

Gross profit	3,454	3,973	9,943	12,997
Operating expenses:
Sales and marketing	1,293	2,347	4,811	5,381
Research and development	1,017	1,857	4,068	5,266
General and administrative	1,930	3,136	5,877	9,899
Restructuring charges	1,043	—	2,138	—

Total operating expenses	5,283	7,340	16,894	20,546

Operating loss	(1,829)	(3,367)	(6,951)	(7,549)
Interest income	590	766	1,980	2,363

Loss before income taxes	(1,239)	(2,601)	(4,971)	(5,186)
Income tax expense	—	—	—	—

Net loss	$(1,239)	$(2,601)	$(4,971)	$(5,186)

Three Months Ended March 31, 2008 and March 31, 2007

Revenues. Revenues were $5,153,000 for the three months ended March 31, 2008, compared to $6,230,000 for the three months ended March 31, 2007, a decrease of $1,077,000, or 17%. Subscription revenues were $5,130,000 for the three months ended March 31, 2008, representing 99% of revenues, compared to $6,200,000 for the three months ended March 31, 2007, representing 99% of revenues, a decrease of $1,070,000, or 17%. The decrease in our revenues was attributable primarily to a decrease in the number of paying subscribers from approximately 637,000 at March 31, 2007 to approximately 509,000 at March 31, 2008. The decrease in subscribers is driven by the migration of dial up users to broad band which is a trend we expect to continue. In addition, our average revenue per user (“ARPU”) decreased as we have a higher percentage of our subscribers from our indirect channel distribution arrangements. We record revenue from our indirect channel distributors on a gross or net basis depending on the facts of the agreement. Revenues from our indirect channel distributors for the three months ended March 31, 2008, were $540,000 or 10% of revenues compared to $700,000 or 11% of revenues for the same period last year.

Cost of sales. Cost of sales was $1,699,000 for the three months ended March 31, 2008, compared to $2,257,000 for the three months ended March 31, 2007, a decrease of $558,000, or 25%. Cost of sales was reduced in the quarter ended March 31, 2008, by a federal communications tax refund of $345,000. In addition, cost of sales has declined due to a reduction in the number of subscribers. These reductions were offset by higher costs related to our voice-to-text transcriptions service and higher billing costs that are the result of greater than expected fraud charges on credit card billings.

Sales and marketing. Sales and marketing expenses were $1,293,000, or 25% of revenues, for the three months ended March 31, 2008, compared to $2,347,000, or 38% of revenues, for the three months ended March 31, 2007, a decrease of $1,054,000, or 45%. We have reduced our advertising expense on old services as we focus on bringing our new service offerings to market. In addition, headcount associated with the marketing and sales of our legacy products has been reduced in the current quarter. We expect flat marketing costs throughout the remainder of our fiscal year ending June 30, 2008, as we focus on completing the development of our new suite of products.

Research and development. Research and development expenses were $1,017,000, or 20% of revenues, for the three months ended March 31, 2008, compared to $1,857,000, or 30% of revenues, for the three months ended March 31, 2007. The reduction was driven by a reduction in force associated with our legacy products. We believe it is essential to have a strong and efficient research and development team as we develop new products in the direct channel and migrate our business toward indirect channel distribution arrangements with landline, mobile carriers and web portals, while continuing to strategically invest in the direct-to-consumer channel. We continue to invest in new technologies and we have shifted certain research and development functions offshore in an effort to gain greater efficiencies and streamline costs.

General and administrative. General and administrative expenses were $1,930,000, or 37% of revenues for the three months ended March 31, 2008, compared to $3,136,000, or 50% of revenues, for the three months ended March 31, 2007, a decrease of $1,206,000, or 38%. The decrease in general and administrative expenses was due primarily to reduced legal fees of $663,000 as a result of the settlement of the j2 Global Communications litigation. General and administrative expenses have also declined due to reductions in headcount associated with our legacy lines of business, reductions in performance bonuses and lower bad debt expense.

Restructuring charges. During the quarter ended March 31, 2008, we announced a reduction in workforce and the termination of several Executive Officers. As a result of the reduction in workforce, we incurred a one time charge of approximately $1,043,000 associated primarily with severance, health insurance, accelerated stock option compensation expense and facilities closures. The entire charge has been recognized in the third quarter (ended March 31, 2008) of the fiscal year ending June 30, 2008.

Income tax provision. No tax benefit was derived from the net loss recognized during the three months ended March 31, 2008 and 2007 due to the valuation allowance established to offset our deferred tax assets. Total deferred tax assets amount to $9.9 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net loss. Net loss was $1,239,000 for the three months ended March 31, 2008, compared to net loss of $2,601,000 for the three months ended March 31, 2007. This decrease in net loss was primarily the result of reductions in head count and reduced spending on advertising and legal fees.

Nine Months Ended March 31, 2008 and March 31, 2007

Revenues. Revenues were $15,381,000 for the nine months ended March 31, 2008, compared to $19,673,000 for the nine months ended March 31, 2007, a decrease of $4,292,000, or 22%. Subscription revenues were $15,266,000 for the nine months ended March 31, 2008, representing 99% of revenues, compared to $19,535,000 for the nine months ended March 31, 2007, representing 99% of revenues, a decrease of $4,269,000, or 22%. The decrease in our revenues was attributable primarily to a decrease in the number of paying subscribers from approximately 637,000 at March 31, 2007 to approximately 509,000 at March 31, 2008. The decrease in subscribers is driven primarily from the migration of dial up users to broad band which is a trend we expect to continue. Revenues from our indirect channel distributors for the nine months ended March 31, 2008, were $1,730,000 or 11% of revenues compared to $2,280,000 or 12% of revenues for the same period last year. During the first quarter of the prior fiscal year we refined our assumptions for the amortization of deferred revenue and the associated costs. The effect on revenue of refining these assumptions, which was treated as a change in estimate under U.S. GAAP, was a reduction in revenue of $594,000. These refined assumptions also reduced cost of sales by $214,000 and increased net loss by $380,000, or $0.02 per share. The change in estimate relates to more timely and accurate information made available by our third party billing provider.

Cost of sales. Cost of sales was $5,438,000 for the nine months ended March 31, 2008, compared to $6,676,000 for the nine months ended March 31, 2007, a decrease of $1,238,000, or 19%. The decline in cost of sales is due primarily to a reduction in the number of subscribers. Cost of sales was reduced in the quarter ended March 31, 2008, by a federal communications tax refund of $345,000. These reductions were offset by higher costs related to our voice-to-text transcriptions service and higher billing costs that are the result of greater than expected fraud charges on credit card billings. Cost of sales for the nine months ended March 31, 2007 was reduced by a credit of $574,000 from one of our telecommunications carriers. The carrier was charging us for more lines than we had contracted to rent over an eleven month period beginning in January, 2006. The carrier agreed to credit our account for the overcharges and apply the credit to future bills.

Sales and marketing. Sales and marketing expenses were $4,811,000, or 31% of revenues, for the nine months ended March 31, 2008, compared to $5,381,000, or 27% of revenues, for the nine months ended March 31, 2007. The 4% increase as a percentage of total revenue is driven by the quarter over quarter decline in revenue as our direct to consumer dial up subscribers migrate to broadband services and we transition our business toward indirect channel distributors. The overall reduction in marketing expense is due to reduced advertising expense on old services as we focus on bringing our new service offerings to market. In addition, headcount associated with the marketing and sales of our legacy products has been reduced. We expect flat marketing costs throughout the remainder of our fiscal year ending June 30, 2008, as we focus on completing the development of our new suite of products.

Research and development. Research and development expenses were $4,068,000, or 26% of revenues, for the nine months ended March 31, 2008, compared to $5,266,000, or 27% of revenues, for the nine months ended March 31, 2007, a decrease of $1,198,000, or 23%. The reduction was driven by a reduction in force associated with our legacy products. We believe it is essential to have a strong research and development team as we develop new products in the direct channel and migrate our business toward indirect channel distribution arrangements with landline, mobile carriers and web portals, while continuing to strategically invest in the direct-to-consumer channel. We continue to invest in new technologies and we have shifted certain research and development functions offshore in an effort to gain greater efficiencies and streamline costs.

General and administrative. General and administrative expenses were $5,877,000, or 38% of revenues for the nine months ended March 31, 2008, compared to $9,899,000, or 50% of revenues, for the nine months ended March 31, 2007, a decrease of $4,022,000, or 41%. The decrease in general and administrative expenses was due primarily to reduced legal fees of $2,702,000 as a result of the settlement of the j2 Global Communications litigation. General and administrative expenses have also declined due to reductions in headcount associated with our legacy lines of business, reductions in performance bonuses and lower bad debt expense.

Restructuring charges. During the quarter ended September 30, 2007, we announced a reorganization and reduction in workforce and the termination of our Chief Executive Officer. As a result of the reorganization we incurred a one time charge of approximately $1.1 million associated primarily with severance, health insurance, and accelerated stock option compensation expense. The entire charge was recognized in the quarter ended September 30, 2007. In addition, during the quarter ended March 31, 2008, we announced a second reduction in workforce and the termination of several Executive Officers. As a result of the second reduction in workforce, we incurred a one time charge of approximately $1 million associated primarily with severance, health insurance, accelerated stock option compensation expense, and facilities closures. The entire charge has been recognized in the third quarter ended March 31, 2008.

Income tax provision. No tax benefit was derived from the net loss recognized during the nine months ended March 31, 2008 and 2007 due to the valuation allowance established to offset our deferred tax assets. Total deferred tax assets amount to $9.9 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net loss. Net loss was $4,971,000 for the nine months ended March 31, 2008, compared to net loss of $5,186,000 for the nine months ended March 31, 2007. This decrease in net loss was primarily the result of reductions in head count and reduced spending on advertising and legal fees.

Liquidity and Capital Resources

At March 31, 2008, our principal sources of liquidity were cash and cash equivalents of $26,944,000, marketable securities of $19,891,000, and accounts receivable net of allowance for doubtful accounts of $1,965,000. We believe our current cash reserves are adequate to cover the anticipated losses over the next year as we migrate our business towards the indirect channel while continuing to strategically invest in our direct-to-consumer channel. We do not expect cash flow from operations to be positive in future periods until we return to profitability. Although we are anticipating significant losses in the near future we believe our cash on hand will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business.

Cash and cash equivalents and marketable securities declined from $52.7 million at June 30, 2007 to $46.8 million at March 31, 2008. This decrease is primarily due to cash used in operations of $2.7 million and net unrealized losses on marketable securities of $2.4 million.

During the quarter ended December 31, 2007, certain auction rate securities began to fail auction due to sell orders exceeding buy orders. Of the Company’s $19.9 million marketable securities portfolio at March 31, 2008, $12 million (at cost) is currently associated with failed auctions, all of which have been in a loss position for less than 12 months. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. All of the auction rate securities were AAA rated and were in compliance with our investment policy at the time of acquisition. We currently have the ability and intent to hold these investments until a recovery of the auction process or until maturity. Based on third party valuation models and an analysis of other-than-temporary impairment factors, we have determined that these securities are not permanently impaired. We recorded an unrealized loss within Other Comprehensive Loss of approximately $2.35 million pre-tax at March 31, 2008, related to these auction rate securities. Securities that have been subject to the highest risk of decline in value have generally been securities that are not tax exempt (e.g. non-municipal securities). We do not invest in tax exempt securities because of our large net operating loss carry forwards. Of the $12 million in auction rate securities we hold, $9.5 million remain AAA rated as of March 31, 2008. These securities are being analyzed each reporting period for impairment, including other-than-temporary impairment factors. We will continue to closely monitor developments, particularly in regard to the $2.5 million of securities that have been down graded, and will record a permanent impairment if circumstances lead us to believe that the value of these securities will not recover.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk. We do not currently do any business denominated in foreign currencies and, therefore, are not subject to any significant foreign currency exchange risk.

Interest rate sensitivity. We had cash and cash equivalents totaling $26.9 million and marketable securities totaling $19.9 million at March 31, 2008, and cash and cash equivalents totaling $20.3 million and marketable securities totaling $32.4 million at June 30, 2007. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities including auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Declines in interest rates, however, will reduce our future interest income. If interest rates were to decline by 3.0% as compared to the rates at March 31, 2008, our interest income would decrease by approximately $242,000 on a quarterly basis based on the outstanding balance of our marketable securities and money market funds at March 31, 2008. A decline in market value of 3.0% would reduce the value of our marketable securities by approximately $597,000.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

(b) Changes in internal controls over financial reporting.

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(4)	Bylaws of the Registrant.

10.1	Employment Agreement dated February 19, 2008, by and between Richard Roberts and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Registrant’s Registration Statement Amendment No. 5 on Form S-1 (File No. 333-115438) filed on September 27, 2004 and incorporated herein by reference.

(2)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006 and incorporated herein by reference.

(3)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2007 and incorporated herein by reference.

(4)	Previously filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-115438) on May 13, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date: May 14, 2008	By:	/s/ Jeffrey Cavins
Jeffrey Cavins,
President and Chief Executive Officer

Date: May 14, 2008	By:	/s/ Mark Stubbs
Mark Stubbs
Chief Financial Officer
(principal financial and accounting officer)