Form 10-K
period 2008-06-30
CALLWAVE INC
filed 2008-09-26
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2007 was $7,208,764. In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons who held on December 31, 2007, more than 5% of the issued and outstanding common stock of the Company are “affiliates” of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.

At September 1, 2008, the number of shares outstanding of the registrant’s common stock, no par value, was 21,175,971.

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated therein.

PART I

Item 1. Business

BUSINESS

Industry Background

Historically, CallWave has been an Internet telephony company bridging the gap between the mobile telephone, desktop computer and traditional fax line. The primary revenue sources were from dial-up subscribers who used our services to screen, transfer and store messages on their landline and mobile phones and virtual fax users who were looking for a cheaper alternative to premise based fax machines. However, as these subscribers have migrated to broadband and VOIP services over the last few years we have seen a consistent decline in our revenue. Over the last twelve months we have been using the capital from our legacy business to invest in the growing unified communications space.

The term “unified communications” represents the power of software to deliver complete communication solutions by integrating voice, messaging and video across applications and devices that people use every day. These include landline and mobile telephone services such as voice mail, phone calls, messaging and conferencing, and computer-based services such as document creation, email, instant messaging (IM) and collaboration.

The convergence of available international bandwidth and Internet technology along with software solutions that bridge the gap between telephony and computing have created an opportunity for unified communications. Disintermediation of wireless and landline carrier operators via Internet technology, software applications and available bandwidth is breaking down the regional barriers that historically defined traditional telecommunications. Many pioneers of the telecommunications and software industries believe that software will ultimately control telephony. Industry experts believe the transition from traditional telecommunications to software-based telecommunications represents a global unified communications annual market revenue opportunity of $40 to $50 billion.

CallWave is addressing the global collaboration and conferencing segment of the unified communications market. Based on historical data and growth trends, research firms Gartner Inc. and IDC estimate the collaboration and conferencing market will reach $4.8 billion globally in annual revenue and $3.4 billion in the U.S. in 2009, with global growth to $5.8 billion annually by 2012.

A number of macro-economic forces are driving growth in the online collaboration and conferencing market. Work groups and corporate organizational structures are being redesigned and formed around telecommuting. The “new work style” is characterized by the need to share ideas and work together instantly and easily from anywhere, anytime. Companies are supporting this new work style in addressing these forces:

•

Globalization requires competitive companies and their employees to speak and collaborate with partners and customers anywhere around the globe as effectively as they do with parties that are physically located in the building down the street.

•

The stagnant global economic conditions have necessitated corporate expense reductions, including reductions in travel and telecommunication expenses. Mobile professionals and enterprises are moving away from airplanes as a means of attending routine meetings, and are increasing investments in collaboration and conferencing technologies to meet corporate communication objectives more efficiently and cost effectively.

•

Environmentalism is on the rise and, increasingly, the public considers corporate responsibility as fundamental to enterprise success there by placing emphasis on alternative communication solutions to eliminate travel and commuting time.

•

Young “knowledge workers” who are predisposed to evolving technologies are entering the workforce. This cohort of workers is typically equipped with mobile-centric backgrounds and is accustomed to using real-time messaging and communication solutions such as IM in lieu of email.

•

Expanding mobile workforces require the expansion of non-traditional work environments. Collaboration solutions make it easier to work effectively and collaborate from any location, reducing the need to be in the office.

•

State legislative initiatives are being introduced to reduce congested freeways and dependency on energy there by placing emphasis on alternative communication solutions to eliminate travel and commuting time.

Company Overview

Historically we have offered several on-demand web telephony services and virtual fax services. Starting in the first quarter of our fiscal year ending June 30, 2009 we will be offering a new web collaboration service as well as mobile federated IM and presence services which we acquired in August 2008 when we purchased the assets of WebMessenger.

Our legacy services add features and functionality to the telecommunications services used by mainstream consumers and small and home offices and are provided on a free trial or subscription basis. Our Phone Companion Software (PCS)-based services are delivered on our proprietary Enhanced Services Platform, which allows subscribers to manage calls across their existing landline, mobile and Internet networks. Our services enable subscribers to receive, respond and manage calls or faxes on most communications devices without requiring them to purchase or install additional hardware, purchase additional telecommunications services, change their phone number, or switch their service provider. Calls can be accessed on a subscriber’s handset, in email, or on the Internet. Our Enhanced Services Platform intercepts inbound phone and fax calls to our subscribers and is able to redirect these calls to the devices or access points selected by the subscribers using their existing telecommunications lines. In addition, the Enhanced Services Platform enables us to provide virtual phone and fax numbers to our subscribers who then can publish multiple phone or fax numbers for use with a single phone line. As of June 30, 2008, we had approximately 485,000 paying subscribers for our services. We currently view these services as strategic only to the extent they provide capital resources to fund our new web collaboration software. Our intent is to maximize cash flow from the legacy business and only invest in systems maintenance to keep these services running.

Our new web collaboration and messaging platform, which was launched on September 17, 2008, is called FUZE. FUZE is a browser-based solution that leverages our telephony foundation and enables enterprise-class, cross-platform collaboration, presence, real-time messaging and conferencing with unique features including high-resolution visuals, high-definition audio and synchronized video and imagery between browsers anywhere in the world. FUZE works with desktops, laptops and most smart phones. The target customers for FUZE are enterprises, small- and medium-enterprises (SMEs) as well as mobile professionals.

We believe that mobility is the key to collaboration. According to Gartner, Inc., today there are more than 4 billion mobile subscribers worldwide. About 25% of these are business professionals and about 10% of the worldwide mobile workforce uses their mobile device to dial-in to conferences every day. According to a recent survey published by Gartner, Inc., the virtualization of the U.S. workforce has grown by more than 800% in the last five years. While mobile endpoint devices have become the default device in the enterprise, enterprise investments in mobile communications have been minimal creating a gulf between office and mobile devices. Our product development strategy is aimed at bridging this chasm.

WebMessenger’s technology offers a presence engine for all of CallWave’s products and the ability to extend FUZE to endpoint devices such as mobile phones. At the same time WebMessenger integrates those endpoint devices into Microsoft’s Office Communications Server (OCS). WebMessenger includes

RSA-encrypted, enterprise-class, real-time messaging that integrates the corporate environment with the mobile user and extends desktop collaboration across all networks and platforms—BlackBerry, Windows Mobile, Symbian, Palm, smartphones and iPhones. Interoperability among platforms with a mobile extension represents one of the major development hurdles in creating collaboration and conferencing solutions. WebMessenger is sold as an independent product line and has also been integrated into our FUZE web collaboration platform.

CallWave plans to offer several pricing packages and tiers that are designed to drive recurring, predictable and scalable economics via subscription-based pricing and traditional software licensing and maintenance agreements. Subscription-based pricing is an accepted form of pricing for Software-as-a-Service (SaaS) solutions for small, medium and enterprise business, as well as the small office and home office (SoHo) markets. With larger enterprise customers, CallWave plans to offer both subscription-based pricing and software licensing to further align its product offerings with traditional software-based buying disciplines and budgets.

CallWave’s products will be distributed through direct corporate sales via the Company’s sales force; online, web marketing sales; and third party distribution partnerships including resellers. FUZE is designed to be a multi-year lifecycle product. As CallWave grows its user-base, the Company plans to continue to develop enhanced versions and features of this product and cross-sell other future complementary products that it adds to its portfolio.

Services and Technology Architecture

We have designed and developed our technology architecture for our new unified communications software to satisfy the interactive communications requirements of a broad range of customers. We provide a number of on-demand web-collaboration services that don’t require the users to download any software. Our web-collaboration services are delivered through a hosted model built on top of Amazon’s EC2 cloud computing technology that will allow us infinite scalability without the need to invest in or build out data centers. By leveraging Amazon’s EC2 architecture we can scale our capacity up or down depending on our customer demand, leverage their investment in secure architecture and focus on enhancing our core web collaboration and mobile software products.

Many of the features, including federated IM, conferencing and some video content, are available on the majority of today’s smart phones. The mobile extensibility architecture consists of two components: the WebMessenger Mobile Server and the WebMessenger Mobile Client that can be loaded on the mobile handset over the air (OTA). The Mobile Server sits in the data center and provides a communication interface between Microsoft Office Communications Server(OCS) and mobile handsets as illustrated below.

For organizations supporting RIM Blackberry devices, the Web Messenger Mobile Server also interfaces with the Blackberry Enterprise Server (BES). Each mobile device must run the WebMessenger Mobile Client. The client communicates with the WebMessenger Mobile Server using a proprietary WebMessenger protocol (i.e. not SIP based). Information passed between the client and the server contains the IM and presence information available within OCS.

Our Legacy technology is delivered by our desktop based Phone Companion Software (PCS) through our proprietary Enhanced Services Platform. Our wholly owned subsidiary Liberty Telecom, a competitive local exchange carrier (CLEC), provides us with proprietary call routing and switching technology. We have designed our call-bridging software to be highly configurable and flexible, enabling us to deliver customized services to each of our subscribers through a common software platform, and to quickly add or enhance applications and features to meet the evolving needs of the mainstream market. Our Enhanced Services Platform intercepts inbound calls from traditional landline, wireless and IP-based networks, manages and filters calls and delivers calls to our subscribers on landline telephones, mobile phones and personal computers. Our platform contains a number of component applications, or communications applets, which we bundle into customized services to address the unique needs of our different target markets. For example, our software allows subscribers who are using their landline telephones for Internet access to screen and accept telephone calls on other devices such as a mobile or landline telephone.

CallWave FUZE

We launched our new enterprise-class collaboration, presence and real time communications product called FUZE on September 17, 2008 in New York at the Web 2.0 Expo New York and Interop New York 2008 tradeshows. FUZE allows customers to meet online and bridges the gulf between the office and mobile devices. With FUZE, customers are now able to collaborate with clients and their teams instantly from anywhere and on any device. Meetings can be conducted from your desktop or mobile phone with High Definition (HD) quality and leverages proprietary synching technology that ensures that content is always in-sync across multiple connections and countries. Our new FUZE platform incorporates high fidelity conferencing and enterprise-class security and reliability. FUZE also integrates federated IM across all popular IM platforms, is presence enabled and syncs with Microsoft Outlook so meetings are easy to schedule and coordinate.

We plan to offer several pricing packages and tiers for our FUZE product line that are designed to drive recurring, predictable and scalable economics via subscription-based pricing and traditional software licensing and maintenance agreements. Subscription-based pricing is an accepted form of pricing for SaaS solutions for small, medium and enterprise business, as well as the small office and home office (SoHo) markets. With larger enterprise customers, we plan to offer both subscription-based pricing and software licensing to further align our product offerings with traditional software-based buying disciplines and budgets.

CallWave WebMessenger

CallWave acquired the assets of WebMessenger in August 2008 of this year for $9 million. WebMessenger’s presence engine and federated IM technology has been integrated into our FUZE web collaboration product line which was launched on September 17, 2008. The Web Messenger product line allows the FUZE platform to extend collaboration to the mobile phone. We believe that it will be critical for web meeting and content providers to have an enterprise class collaboration solution that can be extended to the mobile endpoint devices. WebMessenger will also be sold as a stand alone product line to small and medium sized companies as well as enterprise customers. We plan on offering the following WebMessenger product lines:

WebMessenger Alerts. WebMessenger Message Alerts allows end users and group administrators to define custom filters and alert rules that are automatically applied to all incoming email, SMS messages, and phone calls. Message Alerts manages and controls communications on mobile business devices. The WebMessenger Alerts product will be sold in a standard, enterprise and compliance package, at various pricing tiers depending upon the number of users and architecture requirements.

WebMessenger Mobile Voice. WebMessenger Mobile Voice works in conjunction with WebMessenger Mobile Enterprise Collaboration solutions to unify mobile (instant messaging) IM and (internet protocol) IP telephony within the enterprise environment, significantly enhancing real-time collaboration for mobile professionals, while dramatically reducing mobile phone costs. WebMessenger Mobile Voice simplifies IT deployment of mobile collaboration and IP telephony solutions. Mobile professionals can communicate from their mobile device in the same way they do from their desk. By combining mobile IM and voice in a single solution, an enterprise can extend its investment in real-time collaboration platforms from Microsoft, IBM and others, as well as investments in VoIP and IP PBX solutions. WebMessenger Mobile Voice will be sold as a premise, hosted and stand-alone package with various pricing tiers depending upon the number of users and architecture requirements.

WebMessenger Mobile. WebMessenger Mobile extends presence and secure enterprise class IM to the mobile phone. The solution is federated across all enterprise collaboration platforms and public IM networks including Microsoft OCS/LCS, IBM Lotus Sametime, Jabber/XMPP, Reuters Messaging, MSN Messenger, AOL Im, Yahoo IM, Google Talk, Skype and ICQ. The platform is optimized for all major mobile platforms including BlackBerry, Windows Mobile, Apple iPhone, Symbian and Palm. WebMessenger Mobile will be sold as both consumer and fully integrated enterprise solution with various pricing packages depending on the number of users and the architecture requirements.

CallWave Internet Answering Machine

Our CallWave Internet Answering Machine services have historically generated most of our revenues. These services extend the functionality of our subscribers’ existing telecommunications services by adding easy-to-use enhancements such as real-time voicemail, which allows subscribers to screen a message being left on their landline number from their mobile phone or their Internet-connected personal computer. Our landline services also include virtual telephone numbers that enable our subscribers to receive the benefits of a personalized or dedicated phone number routed to their existing telephone lines, without requiring additional physical phone lines to be installed. We do not plan to invest additional resources in this business. However, we view this business as a core asset that allows the Company to test new products and feature sets and importantly provides significant free cash flow that can be invested in our unified communications products.

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

CallWave Connect ($7.95 per month). CallWave Connect is our most feature-rich and high-end service level currently offered. CallWave Connect service enables customers to screen, transfer or receive calls in real-time, and if they choose, interrupt the message to take the call. In addition, subscribers to CallWave Connect receive the benefits of a system that automatically creates a contact book based on the calls received and allows them to use our enhanced features to reply or call back to persons listed in their address book and to initiate text or voice communications to other persons as well.

CallWave Internet Fax

CallWave Fax utilizes the same Enhanced Services Platform to offer customers personalized fax numbers that send and receive faxes to the user’s e-mail account. This provides greater flexibility to customers by allowing them to receive and print faxes from any location where they are connected to a personal computer and allows customers to keep an unlimited digital history of all faxes. We provide various pricing packages ranging from $7.95-$12.95 per month.

Callwave HD Audio Conferencing

Callwave HD Audio Conferencing service provides audio conferencing and allows participants to call in any way they want – mobile, Skype or a landline from anywhere in the world – all at competitive prices. HD Audio Conferencing allows users to visually manage conferences from a computer or smartphone with no software required. We provide various pricing packages ranging from $9.95-$19.95 per month.

CallWave Voicemail-To-Text

CallWave Voicemail-To-Text, launched January 2007, enables users to manage calls from multiple sources (i.e. PCs, and mobile and home phones), making available unlimited, searchable, easily archived digital voicemail. Voicemail-to-Text sends a copy of mobile phone voicemail messages to users’ email, enabling them to sort and prioritize, listen and respond to messages all from their email inbox. When not at the computer, users are notified of mobile voicemail messages via detailed text message, with the ability to sort messages, listen, pause, replay, save, delete or reply to the caller (via text or callback), all from their desktop. In January 2008, CallWave also launched Voicemail-to-Text for Apple products that have the look and feel of Apple operating systems. We provide various pricing packages ranging from $14.95-$49.95 per month.

CallWave Web 2.0 Widgets

Widgets are mini web applications that are very simple to download and highly cost-effective channels for delivering software and services to consumers whom we may not reach through other marketing channels. During the year, CallWave introduced SMS text messaging widgets in addition to the wireless industry’s first visual voicemail widget. The visual voicemail widget enables users to view their list of wireless mobile voice messages on their desktop and then prioritize and listen to these messages. The SMS text widget allows desktop sending of text messages domestically within the United States. All widgets have access to a PhonePage described below. We distribute our widgets on popular galleries including Google, Apple, Yahoo!, Microsoft, and social networks. The widgets are currently free and will be used as a lead generation channel for our FUZE and WebMessenger products.

Our Strategy

CallWave’s business objective is to become a leading provider of software solutions to enterprises, SMEs and mobile professionals with differentiated technologies and products that address the high-growth collaboration and conferencing segment of the unified communications market. We plan to achieve this objective through the following strategies:

•

Leverage CallWave’s first mover advantage with its unique WebMessenger and FUZE collaboration and conferencing platforms. The Company’s product lines offer differentiated features and address major development hurdles in the collaboration and conferencing market including providing platform agnostic mobile collaboration capabilities across devices, high-def audio, video and document sharing. With this first mover advantage, CallWave believes it is well positioned to become a leader in the collaboration and conferencing market.

•

Extend FUZE to mobile devices – smartphones and business users. Integrating WebMessenger’s presence-based technology with FUZE allows CallWave to offer FUZE to Mobile endpoint devices. With this unique capability, FUZE collaboration applications can be extended globally, securely and across platforms to mobile devices without downloading any software. FUZE is designed to work through any mobile endpoint device or personal computer (PC) screen and an IP connection, which means FUZE will be able to operate on most end-point devices including set-top boxes, gaming consoles and other platforms that are being developed and will be brought to market. CallWave plans to leverage FUZE’s unique mobile extensibility, technology independence and platform agnostic abilities.

•

Establish global footprint through FUZE and WebMessenger rollout. CallWave’s FUZE and WebMessenger product lines address growing global trends in collaboration and conferencing. With collaboration and conferencing solutions that extend RSA-encrypted, enterprise class applications to the mobile phone regardless of the platform, CallWave’s products are designed to meet global demand.

•

Make strategic acquisitions that accelerate, enhance and/or defend CallWave’s leadership position. CallWave’s acquisition strategy is opportunistic and based on three criteria. The Company evaluates acquisition opportunities that it believes will generate additional subscribers or customers, provide unique technologies or capabilities, and/or help accelerate the Company’s revenues and earnings growth.

•

Invest in future growth and current trends while controlling operating expense. In conjunction with its new product launches and to remain at the forefront of evolving technology, the Company expects to continue to invest in sales, marketing, and research and development in fiscal 2009. CallWave operates software teams in Silicon Valley, California and Sofia, Bulgaria.

•

Scale technology using cloud computing and virtualization. CallWave plans to use cloud computing to scale its business without incurring traditional costs that are associated with growth of operations. Cloud computing and virtualization provide computer networking and storage services for business customers. It can also eliminate a company’s need for its own data center and allows business to pay for bandwidth on an on-demand basis.

Our historical business has been a traditional direct-to-consumer dial-up business with an Internet voicemail application that ensures subscribers won’t miss calls while on line with their dial-up connection. Our legacy business includes approximately 485,000 subscribers.

The customer base for our legacy products has been declining. At this time we do not plan to invest additional resources in our legacy business. However, we do expect to maintain the legacy infrastructure and limited advertising to drive profitable new subscribers to our legacy businesses. We view the legacy business as a core asset that allows us to test new products and feature sets and provide significant free cash flow that can be invested in our new line of unified communications products. We expect that over time sales of our new products will mitigate the impact of declining revenue from our legacy business.

Customer Support

Support is provided to customers at all stages of their experience with us through our client software, email and telephone. Email inquiries and help requests are generally responded to within 24 hours, while telephone inquiries are handled through a toll-free number during normal business hours. Our customer support representatives have direct access to customers’ account information and can change service configurations for customers in real-time.

Our customer care staff services the customer email and telephone support load. The customer care workforce is augmented with additional agents from third-party call center operations trained for, and dedicated to, supporting our product lines.

Sales and Marketing

Historically, we sold our services directly to consumers through our web channel or on a private label basis through our carrier channel. The majority of our legacy product sales to date have been through our web channel.

We will reach customers for our new FUZE and WebMessenger products through a variety of sales and marketing channels. We will continuously analyze and re-evaluate our sales and marketing strategies to ensure we are effectively reaching out to our target markets. Our primary sales and marketing channels will include:

•

Internet advertising. We use a number of different Internet advertising relationships and channels to reach our potential customers. We typically pay fees to our Internet advertising vendors, based principally on the number of website visitors. Internet advertising will be used to acquire paying customers for our FUZE and WebMessenger products as well as drive leads to an inside sales team.

•

Channel relationships. We have commercial relationships with Hawaiian Tel, Century Tel, and EarthLink under which they resell our legacy Internet Answering Machine services to their customers on a co-branded basis. We also maintain channel relationships with several smaller service providers who resell our Internet Answering Machine product line. Our goal will be to work with channel partners and systems integrators to distribute our new FUZE and WebMessenger product lines.

•

Direct Sales Force. We have started to build a direct and inside sales force. Our direct sales force will focus on building relationships with large enterprise accounts, channel partners and systems integrators. Our inside sales force will concentrate on leads provided to us through online marketing and our free product lines to generate sales into small-and medium-size business.

Customers and Channel Relationships

Customers

From April 2001, when we first introduced our paid services, through June 30, 2005, our subscriber base increased dramatically. Over the last two years we have experienced the expected churn in our traditional business as subscribers move away from dial-up services as an access medium for the Internet to faster more reliable broadband services. For our fiscal year ended June 30, 2006 we had 706,000 paying subscribers. During fiscal year 2007, as expected, our paid subscriber base decreased by 11% to 631,000 and in our fiscal year 2008 our customer base decreased by 22% to 485,000. As of June 30, 2008 we had not launched our new FUZE product line and therefore had no paying customers on this service.

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

Operations

Our operations group manages our system and service deployments and upgrades, facility build-outs, network architecture, physical and network security, data redundancy and availability, system health monitoring, data logging, capacity planning, disaster planning, interaction with telecommunications technical staff and general troubleshooting. These facilities are only associated with our legacy lines of business and the staff associated with maintaining these locations have been significantly reduced over the last 12 months.

Our wholly-owned subsidiary, Liberty Telecom, operates telecommunications switching equipment and other facilities in Reno, Nevada. Our Reno facility is built using a highly-redundant architecture to enhance the reliability and availability of our services. We have a backup co-location site in Las Vegas, Nevada which provides geographic redundancy. At this time all services are redundantly hosted in this facility.

Our web-collaboration services are delivered through a hosted model built on top of Amazon’s EC2 cloud computing technology and require very little Network Operations Center support.

Liberty Telecom

Liberty Telecom, LLC, a Delaware limited liability company, is our wholly-owned subsidiary. Liberty Telecom is a competitive local exchange carrier (CLEC) and is subject to the jurisdiction of both the Nevada State Public Utilities Commission, or Nevada PUC, and the FCC. Liberty Telecom has received approval from the Nevada PUC to operate as a Local Exchange Carrier, or LEC. This LEC approval enables Liberty to provide local exchange and intrastate exchange access telecommunication services to end user customers and long distance carriers and other consumers of exchange access service. Under federal law, Liberty Telecom provides interstate exchange access services under blanket authority granted by the FCC in its rules. As a local exchange carrier, Liberty Telecom maintains a tariff for interstate access charges on file at the FCC, has obligations to make periodic payments to the federal and state universal service funds, file periodic reports on its utilization of numbers, and is subject to the general laws and regulations of both Nevada and the United States applicable to telecommunications carriers, including the obligation to provide services that are just, reasonable, and non-discriminatory.

Our legacy services were designed to allow customers, when they are connected to the Internet on a dial-up connection, to receive a notice that someone is calling them, as well as to give them the opportunity to take that call. In order to provide this capability, we need to have local circuits terminating at our center in Reno, Nevada that carry the calls, which have been redirected and forwarded to our center over toll-free lines. Liberty Telecom provides us with those local connections for receiving the call-forwarded traffic. In addition, if, after screening a call, a subscriber wishes to take the call, we need a carrier to carry the local portion of the traffic to the device on which the customer will receive the call. Liberty provides us with the telecommunications services that support that need.

In addition to using its own facilities to provide telecommunications services, Liberty Telecom also has Interconnection Agreements with SBC/Nevada Bell and Sprint in Nevada under which Liberty Telecom can exchange traffic with these carriers, obtain services, lease facilities, and collocate its own facilities, as necessary, in order to provide its own telecommunications services.

Our ownership of Liberty Telecom provides us with several benefits associated with our legacy Internet Answering Machine and Virtual Fax lines of business, including the following:

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

Research and Development

We believe it is essential to have a strong research and development team in order to respond rapidly to market needs with a high degree of quality, reliability and scalability. Our research and development team follows a formal development process that has been refined to meet our objectives and minimize post-deployment maintenance. We have leveraged the acquisition of WebMessenger and consolidated most of our research and development resources to Sofia, Bulgaria.

Our research and development expenditures were $5,125,000, $7,178,000, and $6,805,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Competition

The market for our products and services is increasingly competitive, evolving rapidly and is subject to shifting customer needs and introductions of new products and services. Our current and potential competitors approach the market from different areas of expertise and vary in size and scope with respect to the products and services that they offer or may offer in the future.

Within our legacy product set we face competition from providers of enhanced services and products, such as answering machines, voicemail, Internet call waiting, and virtual telephone numbers for fax or voice communications. The companies that compete in these areas include Avaya, AOL, Protus IP Solutions, Ring Central, and j2 Global Communications, or j2. For example, Avaya enables telecommunications service providers to offer voice messaging enhanced services to their customers. j2 offers fax services that provide users local fax and voicemail numbers, and the ability to send faxes from the user’s computer desktop as well as to receive faxes as email attachments, optical character recognition of incoming faxes, and the ability to listen to voicemail. Those services compete with our enhanced services and fax service offerings. Protus IP Solutions enables online fax by email, using existing email accounts and the Internet to send and receive faxes without a fax machine. Some of those services compete with our fax service offerings.

Within our legacy product lines we face competition from Internet service providers such as AOL, Google, MSN, AT&T WorldNet, and United Online, which are increasingly integrating enhanced functionalities with their basic services. AOL offers an enhanced communication application that includes such services as caller ID, caller name and location, incoming call management technology, telemarketer blocking, ability to listen to messages while online, call log of missed calls while online, ability to answer calls while user is online and voicemail for unanswered incoming phone calls. AOL markets its service offerings primarily to customers that already subscribe to AOL’s Internet access services, though its service offerings also are available to non-AOL users.

Within our legacy product lines we face competition from telephone service providers such as the regional Bell operating companies and cable access providers. These competitors are increasingly integrating enhanced functionalities with their basic services. For example, BellSouth offers an Internet call waiting service that competes with our service offerings. The product includes caller ID, caller name, incoming call management technology and voicemail for unanswered incoming phone calls. BellSouth markets its product primarily to its residential telephone user base, though its service is not presently available in all BellSouth service areas.

Further, within our legacy base we face competition from primary line displacement vendors which are competing with telephone service providers. These competitors include Vonage, AT&T CallVantage, 8X8, and Net2Phone, and are offering enhanced services with their basic telephone services. For example, Vonage offers local and long-distance telephone services for consumers and small businesses. Each of these plans includes features such as voice mail, caller ID, caller name, call waiting, call forwarding, and three-way calling. Vonage also offers other options at an additional cost, including a dedicated fax line and additional phone numbers. These services are marketed to users with high-speed Internet access and compete directly with our service offerings to those same users.

We compete with all of the above companies for a share of the monthly telecommunications and information services spending of our target market. Historically, we have differentiated ourselves by offering services that are independent of the underlying network infrastructure and, hence, enabling subscribers’ access to enhanced communication services without changing their service providers, phone number, or purchasing new equipment. However, as we have indicated in our strategy section, the customer base for our legacy products has been declining. At this time we do not plan to invest additional resources in our legacy business. However, we do expect to maintain the legacy infrastructure and limited advertising to drive profitable new subscribers to our legacy businesses. We view the legacy business as a core asset that allows the Company to test new products and feature sets and importantly provide significant free cash flow that can be invested in our new line of unified communications products. We expect that over time sales of our new products will mitigate the impact of declining revenue from our legacy business.

Although we had not entered the web collaboration, conferencing and messaging market at year end we had signaled our intent to enter these markets. As of the filing of this document we have launched our new FUZE and WebMessenger platforms at the Web 2.0 and Interop conferences in New York that were held on September 17, 2008. This market is intensely competitive, subject to rapid change and is significantly affected by new product and service introductions and other market activities of industry participants. This market is also currently dominated by companies that are significantly larger than us and have greater capital resources. Although we believe we are launching new and innovative technologies there is no guarantee that we will be successful with the launch of our new platforms within the web conferencing, collaboration and messaging space. Although we have significant resources, if we are not successful with our new product launches we might not have enough time to launch a new strategy and might be forced to sell the company for its technology and remaining capital. Although our new products do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies with respect to specific elements of our collaboration and mobile services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, application software and tools companies including online application services providers, and web conferencing products and services such as Adobe Systems, Cisco Systems, Citrix Systems, Genesys S.A., IBM, Microsoft, Netviewer, NTR Global, and Saba. While there are established players in this market there are new entrants coming into this space at a rapid pace. Some of the recent new companies that offer some of the same functionality as we do include Yugma, DimDim and Jabber.

Competition from Microsoft for the collaboration software and services markets may adversely affect us as we launch our new product set and try to gain market share in this space. Microsoft has a product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft also has an offering called Office Live, which consists of a set of Internet-based software services. Microsoft’s new operating system, Windows Vista, includes a real-time web meeting feature, for up to ten persons, and related collaboration functionalities such as document sharing. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integration of competitive technologies acquired from other companies may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets, through technical integration or bundled offerings, to expand further its presence in these web collaboration markets. This expanded Microsoft presence in web collaboration markets could make it difficult for other vendors of web collaboration products and services, such as CallWave, to compete.

In addition, some competitors offer web collaboration products and services targeted at customers who are more price-conscious and are less concerned about functionality, scalability, mobile phone applications, integration and security features. Such offerings may make it difficult for us to compete in this segment of the market. Finally, some of our competitors such as IBM and Cisco offer software products or products that are a combination of software and hardware that include web collaboration functionality. This type of web collaboration offering, sometimes called a customer premise or on-premise solution, allows customers to purchase such products, install them at their own facilities, and manage the products by themselves. If significant numbers of existing or potential customers determine that they would prefer to have their web conferencing or more advanced web collaboration needs met with these types of products, the perceived potential demand for CallWave services would decrease.

We believe that the principal competitive factors in our market include:

•	service functionality, quality and performance;

•	ease of use, reliability, scalability and security of services;

•	the ability to support and synchronize high definition video and content over multiple locations

•	extensibility to the mobile phone with integration into Microsoft’s OCS platform and the ability to support multiple handset operating systems

•	ability to introduce new services to the market in a timely manner;

•	ability to integrate with third-party offerings and services; and

•	pricing.

Although we believe our services will compete favorably with respect to many of these factors, the market for our services is relatively new and rapidly evolving. We may not be able to achieve a competitive position against current and potential competitors, especially those with greater resources such as IBM, Microsoft, Cisco Systems, Citrix Systems and Adobe Systems.

Intellectual Property

Our success is dependent in part upon our ability to develop and preserve our technology and to operate our business without infringing on the proprietary rights of others. We rely on a combination of patents, trademarks, domain name registrations, trade secret laws and contractual restrictions to enforce our rights in our intellectual property. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. While the protection of our intellectual property is important to our business, because of the rapid pace of innovation within the web collaboration, instant messaging, presence and telecommunications and information services industries, we believe that factors such as the technological and creative skills of our personnel, our focus on our subscribers’ needs and timely and effective customer support are more important to the success of our business.

We currently have 11 issued patents. Our patents are in several areas including internet call waiting systems, call screening, caller availability, mobile payment systems and caller identification. We currently have over 54 patent applications pending in the United States Patent Office. We may seek additional patents in the future. We cannot guarantee that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted there under will provide meaningful protection or other commercial advantage to us. Moreover, we cannot guarantee that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

Third parties may infringe or misappropriate our patents or other proprietary intellectual property rights such as copyrights and trademarks. When we become aware of such infringement, we may take action including bringing legal action against such parties. Conversely, we may be subject to claims of alleged infringement of patents and other intellectual property rights of third parties. In addition, we may be unaware of filed patent applications which have not yet been made public and which relate to our services. From time to time, we have received notices alleging that we infringe intellectual property rights of third parties. In such cases, we investigate the relevant facts, respond to the allegations and, where case facts and other conditions warrant, consider settlement options. Also, while we have a significant amount of intellectual property around internet telephony we currently have no issued patents in the web collaboration and conferencing space. We currently have pending patents around video collaboration and syncing and instant messaging protocols, however, these applications will not be useful in defending us against infringement claims in the internet collaboration and conferencing space.

We hold several registered trademarks in the United States, including a registered mark on the phrase “Internet Answering Machine”, the name “CallWave,” and on a stylized service mark for “CW.” After the end of the year ending June 30, 2008 we also applied for the trademark FUZE and acquired the rights to the trademarks for “WebMessenger” and “Syncview.”

We license intellectual property from third parties and incorporate such intellectual property into our services. These relationships are generally non-exclusive and have a limited duration. Moreover, we have certain obligations with respect to non-use and non-disclosure of such intellectual property. We cannot guarantee that the steps we have taken to prevent infringement or misappropriation of our intellectual property or the intellectual property of third parties will be successful.

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

Employees

As of June 30, 2008, we had 49 full-time employees: 16 are in research and development, 15 are in operations and customer care, 8 are in sales and marketing and 10 are in general and administrative functions. None of our employees are covered by collective bargaining agreements.

Item 1A. Risk Factors

We are moving into markets that are intensely competitive, subject to rapid change and are significantly affected by new product and service introductions and other market activities of industry participants.

The web collaboration, conferencing and messaging markets are currently dominated by companies that are significantly larger than us and have greater access to capital resources and new technologies. Although we believe we are launching new and innovative technologies there is no guarantee that we will be successful with the launch of our new platforms within the web conferencing, collaboration and messaging space. Although we have significant resources, if we are not successful with our new product launches we might not have enough time or resources to launch a new strategy and might be forced to sell the company’s technology and remaining capital. Although our new products do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies with respect to specific elements of our collaboration and mobile services. For example, we compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, application software and tools companies including online application services providers, and web conferencing products and services such as Adobe Systems, Cisco Systems, Citrix Systems, Genesys S.A., IBM, Microsoft, Netviewer, NTR Global, and Saba. While there are established participants in this market there are also new entrants coming into this space at a rapid pace. Some of the recent new companies that offer some of the same functionality we offer include Yugma, DimDim and Jabber.

Competition from Microsoft for the collaboration software and services markets may adversely affect us as we launch our new product set and try to gain market share in this space. Microsoft has a product offering which is competitive with ours and which is called Microsoft Office Live Meeting. Microsoft also has an offering called Office Live, which consists of a set of Internet-based software services. In January 2007, Microsoft began selling its new Windows Vista operating system which includes a real-time web meeting feature for up to ten persons and related collaboration functionalities such as document sharing. Microsoft has also announced plans to offer web collaboration functionality in its Office Communications Server product scheduled for release later in 2007. Microsoft’s investment of development and marketing resources in products or services that compete directly with us and Microsoft’s integration of competitive technologies acquired from other companies may have an adverse impact on our business. More generally, Microsoft may attempt to leverage its dominant market position in the operating system, productivity application or browser markets through technical integration or bundled offerings to expand further its presence in these web collaboration markets. This expanded Microsoft presence in web collaboration markets could make it difficult for other vendors of web collaboration products and services, such as CallWave, to compete.

In addition, some competitors offer web collaboration products and services targeted at customers who are more price-conscious and are less concerned about functionality, scalability, mobile phone applications, integration and security features. Such offerings may make it difficult for us to compete in this segment of the market. Finally, some of our competitors such as IBM and Cisco offer software products or products that are a combination of software and hardware that include web collaboration functionality. This type of web collaboration offering, sometimes called a customer premise or on-premise solution, allows customers to purchase such products, install them at their own facilities, and manage the products by themselves. If significant numbers of existing or potential customers determine that they would prefer to have their web conferencing or more advanced web collaboration needs met with these types of products, the perceived potential demand for CallWave services would decrease.

Our ability to successfully market and distribute our new WebMessenger and Fuze services is dependent upon our ability to market and sell these services to enterprise customers rather than consumers.

We built our business around the marketing and distribution of our legacy IVM service to consumers, using the marketing and sales outlets that are effective in reaching those customers. In order to successfully market and sell our newer WebMessenger and Fuze services, we must employ the personnel and skills required for marketing and selling those services to business enterprises, which will be the primary purchasers of those services. The skills required in order to successfully market and sell to such enterprise customers is different from the expertise that we developed in selling to consumers. Therefore, we must attract and retain qualified personnel who have those skills, and learn to manage the marketing and sales process for such enterprise customers. If we are not able to find appropriately skilled personnel, or to manage their efforts effectively, then we may not be able to successfully deploy these new services. In that event, we would not realize the full sales potential from these new services, and our results of operations and stock value likely would be adversely affected.

We have limited intellectual property protection for our newer service offerings.

We have limited intellectual property protection for our new WebMessenger and FUZE service offerings. As a result, we may not be able to foreclose other service providers from offering services that mimic and compete directly with these new service offerings. Consequently, we may not be able to create a revenue stream that we could protect by asserting infringement claims against third parties that mimic our service offerings. While we plan to pursue appropriate intellectual property protections for our services, there can be no assurance that we will obtain such protections or that we can assert any such intellectual property rights in a manner that impedes competitors from capturing a portion of the market demand that we may create with our new services. If that occurs, then we may have limited success in capturing market share, we may not be able to generate significant recurring revenue from our new service offerings, and the value of our company will be negatively affected.

We may suffer losses from operations and reduce our accumulated cash reserves as we shift resources from our profitable direct distribution business and focus our business and investments on indirect distribution of our services.

We have elected to reduce the amount of resources that we are devoting to our traditional business in which we had marketed and distributed our services directly to users, and instead to expand the resources that we are investing in the development and marketing of our services through indirect distribution arrangements. As a result, we expect to realize lower revenues from our traditional business. However, we do not expect to begin generating substantial revenues from indirect distribution arrangements for at least several quarters. That delay in generating substantial revenues is attributable to a number of factors, including the time period required to develop indirect distribution relationships, the time required to implement technological changes to our services in order to make them compatible with the communications infrastructure of service providers with which we enter into indirect distribution relationships, and the time required to successfully market our services to their customers and persuade those customers to subscribe for our services. As we undergo this transition from a business based upon our traditional landline services sold directly to the consumer, to one based primarily upon the delivery of services through indirect distribution relationships, we are likely to realize losses from operations and reduce our accumulated cash reserves.

Our ability to successfully implement indirect distribution arrangements is dependent upon our ability to integrate our technology with that of the companies that distribute our services.

In order for our indirect distribution arrangements to be successful, the companies with whom we enter into indirect distribution arrangements must be able to integrate our services with their own service offerings. That integration process requires that our technology operate effectively with the service platforms from which those companies deliver services to their customers and meet the technical specifications and operating parameters imposed by companies with which we are seeking indirect distribution relationships. The integration of our services with the service platform of those other companies is a complex process that requires not only that our respective technology platforms operate together, but also that our engineering departments work effectively together at a technical level in integrating our respective services. Those tasks require time, and we may encounter technical difficulties that occasion delay. We also may encounter some technical difficulties that adversely affect the customer’s ability to fully utilize our services or even our ability to integrate our services at all. If we are unable to overcome those challenges, then our indirect distribution strategy may be adversely affected, and we may not be able to achieve the revenue and profitability gains that we are seeking to achieve.

The use of indirect distribution arrangements may cause us to realize lower revenues and profitability than we traditionally have realized from direct web distribution of our services.

We expect that the principal growth in subscribers will come primarily from the implementation of indirect distribution arrangements. While these arrangements typically deliver subscribers to us at a lower subscriber acquisition cost than our traditional sources of subscribers, they also tend to generate a lower average revenue per user, or “ARPU,” than the traditional direct web channel sources of subscribers. In order to achieve substantial future revenue growth from these indirect distribution arrangements, we will need to implement indirect distribution arrangements that afford us broad exposure to significant numbers of potential subscribers, and we will need the other parties to those arrangements to cooperate with us in distributing our services to their customers. If we are unable to accomplish those objectives, then we may not achieve future revenue growth, and our results of operations will be adversely affected.

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

We face competition in our legacy business from well-capitalized hardware vendors, software vendors and service providers against whom we may not be able to successfully compete.

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

Because a significant portion of our subscribers to our legacy business are price sensitive, we may not be able to increase the charges for our services without adversely affecting our ability to attract and retain paid subscribers.

Our subscribers are generally price sensitive. In response to that sensitivity, we have attempted to control our costs in order to be able to charge low subscription rates for our landline services, which generally range from $1.50 to $7.95 per month, and are as high as $12.95 per month in limited circumstances. We expect that recruiting new subscribers may become more expensive on average if we increase our marketing efforts. If we experience significant cost increases or otherwise want to increase our margins, we may be unable to increase our monthly charges by an amount sufficient to allow us to maintain margins or our profitability, and our business and operating results could be adversely affected.

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

A catastrophic event at Liberty Telecom’s telephone switching facilities would cause the disruption of our legacy services to subscribers.

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

Other companies or individuals, including our competitors, may claim that we infringe or misappropriate their intellectual property rights. From time to time, third parties have contacted us, asserting that we may infringe their intellectual property rights. While we have been able to handle successfully such challenges to our legacy services, we are transitioning the Company’s focus into the new Webmessenger and FUZE service offerings that focus on the collaboration and conferencing markets. While we have some issued patents and at least one pending patent application that may provide us some proprietary protection for these new services, we may encounter in this new market space issued patents with claims that describe part or all of our new service offerings.

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

Our future capital needs are difficult to predict. We may require additional capital in order to take advantage of opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Additionally, funds generated from our operations may be less than anticipated. As of June 30, 2008, we had total working capital of $36.3 million, $29.8 million of cash and cash equivalents, and $8.8 million of marketable securities. While we believe that our current capital resources will be sufficient to fund our operations through the end of June 30, 2009, we may need to raise additional funds either by borrowing money or issuing additional equity in order to handle unforeseen contingencies or take advantage of new opportunities. We may not be able to raise such funds on favorable terms, if at all. If we are unable to obtain additional funds, then we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business or prospects.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) requires our management to report on the effectiveness of our internal controls over financial reporting beginning with the fiscal year ended June 30, 2008. In addition, the Act requires our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting beginning with the fiscal year ended June 30, 2010. In the event that we or our independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404 for fiscal year 2009 or any subsequent period, or we are unable to remediate any potential material weaknesses is our internal controls, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock, and we could experience further increases in expenses and redirection of management resources in order to remedy any such weakness in internal controls.

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

Our executive officers, directors and 5% stockholders together beneficially own approximately 66% of our common stock, including shares subject to options and warrants that confer beneficial ownership of the underlying shares. Accordingly, these stockholders, for the foreseeable future will continue to have significant influence over our affairs including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control will limit the ability of shareholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 140 Second Street, San Fracisco, California, where we lease approximately 5,000 square feet. We conduct sales and marketing and research and development at these facilities. The lease expires in July of 2011.

Our finance department is at 136 West Canon Perdido Street, Santa Barbara, California, where we lease approximately 16,000 square feet. The lease expires on July 31, 2010. We have an option to extend the term of this lease for an additional five years. As of June 30, 2008, we have entered into negotiations to terminate a portion of the lease that covers approximately half of the space.

Subsequent to year end, CallWave also acquired a lease of approximately 400 square meters in Sophia, Bulgaria. We conduct research and development at this facility. The lease expires in September of 2009.

Liberty Telecom leases approximately 5,900 square feet of space in Reno, Nevada, under three separate lease agreements. This space houses its telecommunications switching equipment. The leases expire between July 2009 and December 2013. Two of the leases have options to extend the term of the lease.

Liberty Telecom also has a co-location agreement to house and operate certain telecom switching equipment in approximately 150 square feet in Las Vegas, Nevada. The co-location agreement expires in August 2009. Liberty Telecom has three options to renew the term of the Agreement for an additional 24 months each.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2008 fiscal year.

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

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Stock Market, LLC:

Fiscal 2008	High	Low
First Quarter	$3.74	2.18
Second Quarter	3.15	1.77
Third Quarter	3.13	1.70
Fourth Quarter	2.85	2.31

Fiscal 2007	High	Low
First Quarter	$3.77	$2.56
Second Quarter	2.92	2.51
Third Quarter	3.35	2.50
Fourth Quarter	3.96	2.84

There were approximately 60 stockholders of record of our common stock as of August 31, 2008, although there are a significantly larger number of beneficial owners of our common stock.

Dividends

We have not paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

As of June 30, 2008

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,033,048	$3.31	3,453,589

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. We have prepared this information using our audited consolidated financial statements for the years ended June 30, 2008, 2007, 2006, 2005 and 2004. Our Consolidated Financial Statements for the years ended June 30, 2008 and 2007, are included in Item 15 of this Annual Report on Form 10-K.

	Fiscal Year Ended June 30,
	2008	2007	2006	2005	2004
Statements of Operations Data:
Revenues	$20,008	$25,201	$36,594	$45,518	$38,886
Cost of sales	7,191	8,746	13,088	13,026	11,673

Gross Profit	12,817	16,455	23,506	32,492	27,213
Operating expenses
Sales and marketing	6,057	7,652	6,293	9,533	5,987
Research and development	5,125	7,178	6,805	6,868	5,294
General and administrative	7,480	12,021	11,508	7,622	4,985
Restructuring charges	2,138	—	—	—	—
Loss on disposal of property and equipment	8	114	23	4	30
Impairment of long-lived assets	—	—	253	—	—

Total operating expenses	20,808	26,965	24,882	24,027	16,296

Operating income (loss)	(7,991)	(10,510)	(1,376)	8,465	10,917
Interest income, net of expense	2,309	3,044	2,479	1,032	93

Income (loss) before income taxes	(5,682)	(7,466)	1,103	9,497	11,010
Income tax expense (benefit)	—	6	3,086	(2,105)	(505)

Net income (loss)	$(5,682)	$(7,472)	$(1,983)	$11,602	$11,515

Net income (loss) per share:
Basic	$(0.27)	$(0.36)	$(0.10)	$0.72	$1.96
Diluted	$(0.27)	$(0.36)	$(0.10)	$0.57	$0.73
Shares used in net income (loss) per share:
Basic	21,010	20,827	20,615	16,171	5,886
Diluted	21,010	20,827	20,615	20,295	15,674

	As of June 30,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,839	$20,299	$24,040	$16,828	$6,187
Marketable securities	8,768	32,411	36,907	39,996	7,003
Restricted cash	—	—	—	335	335
Working capital	36,315	51,918	62,049	59,029	11,263
Total assets	56,590	62,275	67,455	69,245	21,628
Convertible preferred stock	—	—	—	—	28,761
Accumulated deficit	(20,468)	(14,786)	(7,314)	(5,331)	(16,933)
Total stockholders’ equity	51,943	58,524	64,662	64,396	15,523

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

Overview

Historically we have worked to realign our business focus to take advantage of two important trends in the telecommunication industry:

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

The customer base for our legacy products has been declining. At this time we do not plan to invest additional resources in our legacy business. However, we do expect to maintain the legacy infrastructure and limited advertising to drive profitable new subscribers to our legacy businesses. We view the legacy business as a core asset that allows us to test new products and feature sets and provide significant free cash flow that can be invested in our new line of unified communications products. We expect that over time sales of our new products will mitigate the impact of declining revenue from our legacy business.

We launched our new enterprise-class collaboration, presence and real time communications product called FUZE on September 17, 2008 in New York at the Web 2.0 Expo New York and Interop New York 2008 tradeshows. FUZE allows customers to meet online and bridges the gulf between the office and mobile devices. With FUZE, customers are now able to collaborate with clients and their teams instantly from anywhere and on any device. Meetings can be conducted from your desktop or mobile phone with High Definition (HD) quality and leverages proprietary synching technology that ensures that content is always in-sync across multiple connections and countries. Our new FUZE platform incorporates high fidelity conferencing and enterprise-class security and reliability. FUZE also integrates federated IM across all popular IM platforms, is presence enabled and syncs with Microsoft Outlook so meetings are easy to schedule and coordinate.

We plan to offer several pricing packages and tiers for our FUZE product line that are designed to drive recurring, predictable and scalable economics via subscription-based pricing and traditional software licensing and maintenance agreements. Subscription-based pricing is an accepted form of pricing for Software-as-a-Service (SaaS) solutions for small, medium and enterprise business, as well as the small office and home office (SoHo) markets. With larger enterprise customers, we plan to offer both subscription-based pricing and software licensing to further align our product offerings with traditional software-based buying disciplines and budgets.

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

Revenue recognition

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

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and evaluate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $285,000 as of June 30, 2008 and $436,000 as of June 30, 2007. Our allowance for doubtful accounts is correlated with our aggregate billings.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At June 30, 2008, we had net deferred tax assets of $10.9 million. Due to the uncertainty of realizing these net deferred tax assets, we have recorded a valuation allowance of $10.9 million against these net deferred tax assets. Such uncertainty primarily relates to the potential for net operating loss carryforwards and tax credits which begin to expire in 2010 and 2009, respectively, to be realized against future taxable income. We will continue to assess the likelihood of realization of these assets.

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

Results of Operations

Comparison of Fiscal Years Ended June 30, 2008 and 2007

Revenues. Revenues were $20 million in the fiscal year ended June 30, 2008, compared to $25.2 million in the fiscal year ended June 30, 2007, a decrease of $5.2 million, or 21%. Subscription revenues were $19.9 million in fiscal 2008, representing 99% of revenues, compared to $25 million in fiscal 2007, representing 99% of revenues, a decrease of $5.1 million, or 20%. The decrease in our revenues in fiscal 2008 was attributable primarily to a decrease in the number of paying subscribers from approximately 631,000 at June 30, 2007 to approximately 485,000 at June 30, 2008. The decrease in subscribers is driven primarily from the migration of dial up users to broad band. Revenues from our indirect channel partners in fiscal year 2008 were $2.2 million or 11% of revenues compared to $3.0 million or 12% of revenues for the same period last year. During the first quarter of the year ended June 30, 2007, we refined our assumptions for the amortization of deferred revenue and the associated costs. The effect on revenue of refining these assumptions, which was treated as a change in estimate under U.S. GAAP, was a reduction in revenue of $594,000. These refined assumptions also reduced cost of sales by $214,000 and increased net loss by $380,000, or $0.02 per diluted share. The change in estimate relates to more timely and accurate information made available by our third party billing provider.

Cost of sales. Cost of sales was $7.2 million in fiscal 2008, compared to $8.7 million in fiscal 2007, a decrease of $1.5 million, or 17%. The decrease in cost of sales is primarily related to the decrease in the number of subscribers. In addition, we received a federal telecommunications excise tax refund of $412,000 related to our telecommunications cost that reduced cost of sales during the year ended June 30, 2008. In the prior year, we received a credit of $574,000 from one of our telecommunications carriers in the 2nd quarter of fiscal 2007. The carrier was charging us for more lines than we had contracted to rent over an eleven month period beginning in January, 2006. The carrier agreed to credit our account for the overcharges and apply the credit to future bills. As of June 30, 2007, the credit was entirely utilized.

Sales and marketing. Sales and marketing expenses were $6.1 million, or 30% of revenues, in fiscal 2008, compared to $7.7 million, or 31% of revenues, in fiscal 2007, a decrease of $1.6 million. We have reduced our advertising expense on old services as we focus on bringing our new service offerings to market. In addition, headcount associated with the marketing and sales of our legacy products has been reduced.

Research and development. Research and development expenses were $5.1 million, or 26% of revenues, in fiscal 2008, compared to $7.2 million, or 28% of revenues, in fiscal 2007, a decrease of $2.1 million. The reduction was driven by a reduction in force associated with our legacy products. We believe it is essential to have a strong and efficient research and development team as we launch our new unified communications product lines. We continue to invest in new technologies and we have shifted certain research and development functions offshore in an effort to gain greater efficiencies and streamline costs. After year end we shifted the majority of our research and development team to Sofia, Bulgaria.

General and administrative. General and administrative expenses were $7.5 million or 38% of revenues in fiscal 2008, compared to $12 million, or 48% of revenues, in fiscal 2007, a decrease of $4.5 million. The decrease in general and administrative expenses was due to reduced legal fees as a result of the settlement of the

j2 Global Communications litigation in 2007, reductions in headcount related to our restructuring and business realignment, reductions in performance bonuses and lower bad debt expense.

Restructuring charges. During the quarter ended September 30, 2007, we announced a reorganization and reduction in workforce and the termination of our Chief Executive Officer. As a result of the reorganization we incurred a charge of approximately $1.1 million associated primarily with severance, health insurance, and accelerated stock option compensation expense. The entire charge was recognized in the quarter ended September 30, 2007. In addition, during the quarter ended March 31, 2008, we announced a second reduction in workforce and the termination of several Executive Officers. As a result of the second reduction in workforce, we incurred a charge of approximately $1 million associated primarily with severance, health insurance, accelerated stock option compensation expense, and facilities closures. The entire charge has been recognized in the third quarter ended March 31, 2008.

On August 28, 2008, the Company announced a third reorganization and reduction in workforce. As a result of the reorganization the Company will incur a charge of approximately $600,000 to $800,000 associated primarily with severance, health insurance, facilities consolidation, and accelerated stock option compensation expense. The entire charge will be recognized in the quarter ended September 30, 2008. We do not expect further restructuring charges during our fiscal year ending June 30, 2009.

Income tax provision. No tax benefit was derived from the net losses recognized during the years ended June 30, 2008 and 2007 due to the valuation allowance established to offset our deferred tax assets. Total deferred tax assets amount to $11.4 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and may adjust the balance in the future accordingly.

Net loss. The net loss was $5.7 million for the year ended June 30, 2008, compared to net loss of $7.5 million for the same period last year. This net loss was primarily the result of reduced revenues as we shift our focus toward indirect distributor arrangements and our preparation for shifting our company into the indirect channel.

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

General and administrative. General and administrative expenses were $12 million or 48% of revenues in fiscal 2007, compared to $11.5 million, or 31% of revenues, in fiscal 2006, an increase of $0.5 million, or 4%. The increase in general and administrative expenses was due primarily to increased legal fees, payroll and related expenses, and stock based compensation charges. Legal fees related to the litigation with j2 Global and Catch Curve were approximately $3,300,000 for the twelve months ended June 30, 2007. As a result of the settlement, these fees will not be recurring in future quarters.

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

Liquidity and Capital Resources

At June 30, 2008, our principal sources of liquidity were cash and cash equivalents of $30 million, marketable securities of $8.8 million, and accounts receivable net of allowance for doubtful accounts of $1.8 million. We do not expect cash flow from operations to be positive in future periods until we return to profitability. Subsequent to year end we acquired Web Messenger for $9 million in cash. Although our available cash balance was reduced by the acquisition and we are anticipating losses in the near future we believe our cash on hand will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business.

Cash and cash equivalents and marketable securities (including auction rate securities) decreased from $52.7 million at June 30, 2007 to $46.1 million at June 30, 2008. This decrease is primarily due to cash used in operations of $3.0 million, net unrealized losses on marketable securities of $2.5 million, and purchases of property and intangible assets of $1.6 million, partially offset by cash received from exercises of employee stock options of $496,000.

During the quarter ended December 31, 2007, certain auction rate securities began to fail auction due to sell orders exceeding buy orders. Of the Company’s $16.3 million marketable securities portfolio at June 30, 2008, $7.5 million is currently associated with failed auctions, all of which have been in a loss position for less than 12 months. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. All of the auction rate securities were AAA rated and were in compliance with our investment policy at the time of acquisition. We currently have the ability and intent to hold these investments until a recovery of the auction process or until maturity. Based on third party valuation models and an analysis of other-than-temporary impairment factors, we have determined that these securities are not permanently impaired. We recorded an unrealized loss within Other Comprehensive Loss of approximately $2.5 million pre-tax at June 30, 2008, related to these auction rate securities. Securities that have been subject to the highest risk of decline in value have generally been securities that are not tax exempt (e.g. non-municipal securities). We do not invest in tax exempt securities because of our large net operating loss carry forwards. Of the $10 million (at cost) in auction rate securities we hold, $7.5 million remains rated as investment grade.

These securities are being analyzed each reporting period for impairment, including other-than-temporary impairment factors. We will continue to closely monitor developments, particularly in regard to the $2.5 million of securities that have been down graded, and will record a permanent impairment if circumstances lead us to believe that the value of these securities will not recover. Recently some banks announced settlements with the New York Attorney General to restore liquidity to certain clients’ holdings of auction rate securities. Our securities are held with Lehman Brothers. For a time, we believed that Lehman Brothers would also reach a settlement; however, Lehman Brothers has subsequently declared bankruptcy and it is now uncertain whether liquidity will be restored to our auction rate securities in the near future. Accordingly, we have reclassified our auction rate securities to non-current assets at June 30, 2008. We now believe that the liquidity of these securities is unlikely to be restored in a period less than twelve months from such date. These auction failures are symptomatic of current conditions in the broader debt markets and are not unique to CallWave.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of June 30, 2008 is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$2,261	$811	$1,105	$291	$54
Purchase obligations	365	352	13	—	—

Total	$2,626	$1,163	$1,118	$291	$54

Purchase obligations consist primarily of contracts with communications services providers totaling $341,000 and contractual obligations to pay $11,000 to providers of billing and collection services and outsourced customer support due in less than one year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk. Historically, we have not conducted any business denominated in foreign currencies and, therefore, were not subject to any significant foreign currency exchange risk. On August 4, 2008, the Company entered into an Asset Purchase Agreement with WebMessenger, Inc. As part of the purchase, CallWave acquired an office in Sofia, Bulgaria, which may subject the Company to foreign currency exchange risk in future periods.

Interest rate sensitivity. We had cash and cash equivalents totaling $29.8 million and marketable securities totaling $8.8 million at June 30, 2008, and cash and cash equivalents totaling $20.3 million and marketable securities totaling $32.4 million at June 30, 2007. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities including auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Declines in interest rates, however, will reduce our future interest income. If interest rates were to decline by 3.0% as compared to the rates at June 30, 2008, our interest income would decrease by approximately $214,000 on a quarterly basis based on the outstanding balance of our marketable securities and money market funds at June 30, 2008. A decline in market value of 3.0% would reduce the value of our marketable securities by approximately $263,000.

Item 8. Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

(b) Changes in internal controls over financial reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item concerning our directors is incorporated by reference from the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2008, or the Proxy Statement. The information required by this Item concerning our executive officers is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Executive Officers, Directors and Key Employees.” The information required by this Item concerning our code of ethics is set forth in Exhibit 14 of this Annual Report on Form 10-K. The information required by this Item concerning our equity compensation plan is set forth under Item 5 of this Annual Report on Form 10-K.

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

(2) Consolidated Financial Statement Schedules

The following consolidated financial statement schedule of the Company for each of the fiscal years ended June 30, 2008 and 2007, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended June 30, 2008 and 2007.

(3) Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.3(3)	Bylaws of the Registrant.

3.4(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation

10.1(4)	2004 Stock Incentive Plan.

10.2(5)	First Amendment to 2004 Stock Incentive Plan.

10.3(6)	Employment Agreement dated June 1, 2006, by and between Mark Stubbs and the Registrant.

10.4(7)	Second Amendment to 2004 Stock Incentive Plan.

10.5(8)	Third Amendment to 2004 Stock Incentive Plan.

10.6(9)	Employment Agreement dated September 5, 2007, by and between Jeffrey Cavins and the Registrant.

10.7(10)	Employment Agreement dated February 19, 2008, by and between Rich Roberts and the Registrant.

10.8	Asset Purchase Agreement by and among WebMessenger, Inc. and CallWave, Inc.

14	Code of Ethics

21	List of Subsidiaries

23	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Registrant’s Registration Statement Amendment No. 5 on Form S-1 (File No. 333-115438) filed on September 27, 2004 and incorporated herein by reference.
(2)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006 and incorporated herein by reference.
(3)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2007 and incorporated herein by reference.
(4)	Previously filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-115438) filed on May 13, 2004 and incorporated herein by reference.
(5)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2005 and incorporated herein by reference.
(6)	Previously filed in the Registrant’s Current Report on Form 8-K filed on November 27, 2006 and incorporated herein by reference.
(7)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2006 and incorporated herein by reference.
(8)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2007 and incorporated herein by reference.
(9)	Previously filed in the Registrant’s Current Report on Form 8-K filed on September 5, 2007 and incorporated herein by reference.
(10)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date: September 26, 2008	By:	/S/ JEFFREY CAVINS
Jeffrey Cavins, President and Chief Executive Officer

Date: September 26, 2008	By:	/S/ MARK STUBBS
Mark Stubbs, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 6, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/S/ JEFFREY CAVINS Jeffrey Cavins	President and Chief Executive Officer	September 26, 2008

/S/ MARK STUBBS Mark Stubbs	Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2008

/S/ PETER V. SPERLING Peter V. Sperling	Chairman and Director	September 26, 2008

/S/ MANUEL RIVELO Manuel Rivelo	Director	September 26, 2008

/S/ JEFFREY O. HENLEY Jeffrey O. Henley	Director	September 26, 2008

/S/ JERRY MURDOCK Jerry Murdock	Director	September 26, 2008

/S/ OSMO HAUTANEN Osmo Hautanen	Director	September 26, 2008

/S/ RAJ RAITHATHA Raj Raithatha	Director	September 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CallWave, Inc.

We have audited the accompanying consolidated balance sheets of CallWave, Inc., as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CallWave, Inc. as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

/s/    MAYER HOFFMAN MCCANN P.C.

MAYER HOFFMAN MCCANN P.C.

Los Angeles, California

September 26, 2008

CALLWAVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$29,839	$20,299
Marketable securities, available for sale, at fair value	8,768	32,411
Accounts receivable; net of allowance for doubtful accounts of $285 and $436 at June 30, 2008 and 2007, respectively	1,774	2,396
Other current assets	581	563

Total current assets	40,962	55,669

Property and equipment, net	2,355	2,118
Intangible assets, net	5,652	4,405
Auction rate securities	7,492	—
Other assets	129	83

Total assets	$56,590	$62,275

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$710	$677
Accrued payroll	583	910
Deferred revenue	600	855
Other current liabilities	1,754	1,309
Short term debt	1,000	—

Total current liabilities	4,647	3,751

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0 par value; 100,000 shares authorized; 21,176 and 20,880 shares issued and outstanding at June 30, 2008 and 2007, respectively	74,948	73,346
Other accumulated comprehensive loss	(2,537)	(36)
Accumulated deficit	(20,468)	(14,786)

Total stockholders’ equity	51,943	58,524

Total liabilities and stockholders’ equity	$56,590	$62,275

See accompanying notes.

CALLWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended June 30,
	2008	2007
Revenues	$20,008	$25,201
Cost of sales	7,191	8,746

Gross profit	12,817	16,455
Operating expenses (1):
Sales and marketing	6,057	7,652
Research and development	5,125	7,178
General and administrative	7,480	12,021
Restructuring charges	2,138	—
Loss on disposal of property and equipment	8	114

Total operating expenses	20,808	26,965

Operating loss	(7,991)	(10,510)
Interest income, net of expense	2,309	3,044

Loss before income taxes	(5,682)	(7,466)
Income tax expense	—	6

Net loss	$(5,682)	$(7,472)

Net loss per share:
Basic and diluted	$(0.27)	$(0.36)
Weighted-average common shares outstanding:
Basic and diluted	21,010	20,827
(1) Includes stock-based compensation as follows:
Sales and marketing	$104	$171
Research and development	118	345
General and administrative	434	559
Restructuring charges	450	—

See accompanying notes.

CALLWAVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Other Accumulated Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2006	20,800	$72,119	$(143)	$(7,314)	$64,662
Exercise of stock options	65	112	—	—	112
Stock based compensation expense	—	1,075	—	—	1,075
Stock issued for purchase of property	15	40	—	—	40
Unrealized gain on available for sale securities	—	—	107	—	107
Net loss	—	—	—	(7,472)	(7,472)

Comprehensive loss					(7,365)

Balance at June 30, 2007	20,880	73,346	(36)	(14,786)	58,524
Exercise of stock options and warrants	296	496	—	—	496
Stock based compensation expense	—	1,106	—	—	1,106
Unrealized gain on available for sale securities	—	—	7	—	7
Unrealized loss on auction rate securities	—	—	(2,508)	—	(2,508)
Net loss	—	—	—	(5,682)	(5,682)

Comprehensive loss					(8,183)

Balance at June 30, 2008	21,176	$74,948	$(2,537)	$(20,468)	$51,943

See accompanying notes.

CALLWAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,682)	$(7,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,094	884
Loss on disposal of property and equipment	38	114
Stock based compensation expense	1,106	1,075
Bad debt expense	668	1,408
Net realized loss (gain) on sale of marketable securities	7	(30)
Changes in operating assets and liabilities:
Accounts receivable, net of bad debt expense	(46)	(970)
Prepaid income tax	—	88
Other assets	(64)	341
Accounts payable	33	226
Accrued payroll and other liabilities	118	(21)
Deferred revenues	(255)	763
Income taxes payable	—	(10)

Net cash used in operating activities	(2,983)	(3,604)

Cash flows from investing activities:
Purchase of intangible assets	(597)	(4,000)
Purchases of marketable securities	(18,000)	(83,006)
Sales of marketable securities	31,643	87,639
Purchases of property and equipment	(1,030)	(939)
Proceeds from the sale of property and equipment	11	6

Net cash provided by (used in) investing activities	12,027	(300)

Cash flows from financing activities:
Exercises of stock options	496	163

Net cash provided by financing activities	496	163

Net increase (decrease) in cash and cash equivalents	9,540	(3,741)
Cash and cash equivalents at beginning of the period	20,299	24,040

Cash and cash equivalents at end of the period	$29,839	$20,299

Supplemental disclosures of cash flow information
Cash paid for:
Income taxes	$—	$6
Non-cash investing activities:
Stock issued for purchase of property	$—	$40
Non-cash financing activities:
Purchase of intangible assets with short term debt	$1,000	$—

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

During the quarter ended December 31, 2007, certain auction rate securities began to fail auction due to sell orders exceeding buy orders. Of the Company’s $16.3 million marketable securities portfolio at June 30, 2008, $7.5 million is currently associated with failed auctions, all of which have been in a loss position for less than 12 months. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. All of the auction rate securities were AAA rated and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these investments until a recovery of the auction process or until maturity. Based on third party valuation models and an analysis of other-than-temporary impairment factors, the Company has determined that these securities are not permanently impaired. However, the Company recorded an unrealized loss within Other Comprehensive Loss of approximately $2.5 million pre-tax at June 30, 2008, related to these auction rate securities.

In addition, the Company’s auction rate securities were being held with a bank that declared bankruptcy subsequent to June 30, 2008. It is now uncertain whether liquidity will be restored to these securities in the near future. Accordingly, the auction rate securities were reclassified to non-current assets. These securities are being analyzed each reporting period for impairment, including other-than-temporary impairment factors. Recent auction failures relating to this type of security are symptomatic of current conditions in the broader debt markets and are not unique to CallWave.

Accounts Receivable—Accounts receivable consists of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentrations of credit risk—Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. Concentration of credit risk is generally diversified due to the large number of customers composing the Company’s customer base. The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The net receivable from the vendor at June 30, 2008 and 2007 was $984,000 and $1,514,000, respectively.

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

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred revenue—Deferred revenue consists of customer prepayments, which will be earned in the future under agreements existing at the balance sheet date. Deferred revenue is amortized ratably over the period in which services are provided. Associated costs, such as billing fees, are deferred and recognized over the same period. In addition, install fees and up front non-recurring engineering fees are recorded as deferred revenues and amortized to revenue over the expected period of performance, or the estimated average customer subscription life.

Cost of sales—Cost of sales consists of billing and collection costs, long-distance telephone service expenses used to deliver the Company’s services and systems and telecommunications infrastructure. During the year ended June 30, 2008, the Company applied for and received a refund of federal communications excise taxes is the amount of $412,000. The refund was credited to cost of sales in the year ended June 30, 2008. During the year ended June 30, 2007, the Company received a credit of $574,000 from a telecommunication carrier. The credit resulted in a reduction in cost of sales during the year ended June 30, 2007.

Research and development—Research and development expenses consist principally of payroll and related expenses for research and development personnel and consultants. Research and development costs are expensed as incurred.

Advertising—Advertising costs are expensed as incurred. Advertising expense was $2,300,000 and $3,402,000 for the years ended June 30, 2008 and 2007, respectively.

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

Effective at the beginning of the Fiscal year ended June 30, 2008, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

Share-Based Compensation—The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. See Note 8 for further discussion.

Comprehensive loss—Comprehensive loss was $8,183,000 and $7,365,000 for the years ended June 30, 2008 and 2007, respectively. The comprehensive loss differs from the net loss by the change in net unrealized gain or loss on short-term investments.

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

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal Year ended June 30,
	2008	2007
	(in thousands, except per share data)
Basic and diluted net income per share:
Net loss attributable to common stockholders	$(5,682)	$(7,472)
Weighted-average common shares outstanding	21,010	20,827
Effect of dilutive securities:
Add: Stock options and warrants	—	—
Add: Convertible preferred shares	—	—

Weighted-average common shares outstanding for diluted calculation	21,010	20,827

Net loss per share:
Basic and diluted	$(0.27)	$(0.36)

Options and warrants to purchase approximately 3,033,000 and 3,580,000 shares were outstanding at June 30, 2008 and 2007, respectively. These options and warrants were excluded from the computation of diluted loss per share because their effect would be anti-dilutive.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Management does not expect SFAS No. 157 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new disclosure rules did not impact the Company’s financial statements because the Company does not currently sponsor a defined benefit pension plan.

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

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management does not anticipate that the adoption of SFAS No. 160 will have a material impact on the Company’s financial condition or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management does not expect the adoption of this statement will have a material impact on the Company’s results of operations, financial position or cash flows.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. Management does not expect the adoption of this statement will have a material impact on the Company’s results of operations, financial position or cash flows.

3. Marketable Securities

The Company considers its investment portfolio and marketable equity investments to be available-for-sale as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Realized gains totaled $10,000 and $44,000 for the fiscal years ended June 30, 2008 and 2007, respectively. Realized losses totaled $17,000 and $14,000 for the fiscal years ended June 30, 2008 and 2007, respectively. The cost of securities sold is based on the specific identification method. The fair values of available-for-sale investments by type of security, contractual maturity, and classification in the balance sheets are as follows (in thousands):

June 30, 2008	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Type of security:
Corporate debt securities	$6,797	$—	$29	$6,768
Auction rate securities	10,000	—	2,508	7,492
U.S. Treasury securities and obligations of U.S. government agencies	24,528	—	—	24,528
Money market funds	5,244	—	—	5,244
Other interest bearing securities	—	—	—	—

Total debt securities	$46,569	$—	$2,537	$44,032

June 30, 2007	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Type of security:
Corporate debt securities	$33,428	$1	$35	$33,394
U.S. Treasury securities and obligations of U.S. government agencies	1,989	—	2	1,987
Money market funds	15,797	—	—	15,797
Other interest bearing securities	—	—	—	—

Total debt securities	$51,214	$1	$37	$51,178

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30,
	2008	2007
Contractual maturity:
Maturing in one year or less	$30,775	$47,232
Maturing after one year through three years	3,349	2,926
Maturing after three years	9,908	1,020

Total debt securities	$44,032	$51,178

	As of June 30,
	2008	2007
Classification in balance sheets:
Cash and cash equivalents	$27,772	$18,767
Marketable securities	8,768	32,411
Auction rate securities	7,492	—

Total debt securities	$44,032	$51,178

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

4. Property and Equipment

Property and equipment, at cost, consists of the following:

	Useful Life	As of June 30, (in thousands)
		2008	2007
Software	3 years	$522	$424
Office equipment	5 years	14	14
Furniture & fixtures	5 years	240	183
Computers, machinery and equipment	5 years	5,043	4,283
Leasehold improvements	Shorter of lease term or 5 years	359	352

		6,178	5,256
Less accumulated depreciation		(3,823)	(3,138)

Property and equipment, net		$2,355	$2,118

Depreciation expense on fixed assets was $743,000 and $756,000 for the years ended June 30, 2008 and 2007, respectively.

5. Intangible Assets

In January, 2006, the Company entered into a license agreement with an independent software company to use certain software programs and related intellectual property in CallWave’s products. In March, 2006, the Company entered into a license agreement with Web Telephony, Inc., to use certain patent rights. In March,

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007, the Company entered into a license agreement with j2 Global Communications and Catch Curve for a fully paid-up nonexclusive license to use certain licensed patents for non-fax services. These up front license payments were classified as intangible assets. The Company is amortizing the cost of the intangible assets on a straight-line basis over the life of the underlying patents. In addition, the Company purchased intellectual property for $1.6 million in June 2008 (see Note 6). This intellectual property is being amortized over its useful life of five years. The weighted average amortizable life of the intangible assets is 10 years. Amortization expense for the years ended June 30, 2008 and 2007, was $350,000 and $128,000, respectively.

Intangible assets consist of the following:

	As of June 30,
	2008	2007
	(in thousands)
Amortized intangible assets:
Purchased licenses, at cost	$6,147	$4,550
Less: accumulated amortization	(495)	(145)

Intangible assets, net	$5,652	$4,405

Estimated future amortization expense is as follows:

Years ending June 30, (in thousands)
2009	$662
2010	654
2011	654
2012	654
2013	654
Thereafter	2,374

6. Related Party Transactions

During the quarter ended March 31, 2008, the Company entered into an agreement with a company controlled by an employee to license certain patented technology that is being used in the development of an integrated product. The agreement called for a license fee of up to $500,000, payable in installments upon the completion of certain milestones. During fiscal 2008, the Company had paid $275,000 under this agreement. The Company had capitalized the payments as intangible assets and was amortizing them over the term of the agreement. During the quarter ended June 30, 2008, the Company entered into an agreement to purchase the licensed technology for $1.6 million, less amounts already paid under the license agreement. The assets purchased included primarily source code, software binaries, software libraries, and software applications. The total amount of the purchase price was capitalized as an intangible asset and is being amortized over its useful life (see Note 5).

7. Stockholders’ Equity

Common Stock

As of June 30, 2008, the Company is authorized to issue 100,000,000 shares of common stock. As of June 30, 2008, 3,033,348 shares of common stock are reserved for stock options issued and outstanding.

The Company’s board of directors has the authority without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the rights, preferences and privileges of the shares of each wholly unissued

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding).

Warrants

At June 30, 2007, the Company had outstanding warrants to purchase up to 120,000 shares of common stock at an exercise price of $0.55. Warrants to purchase 24,000 shares were exercised and warrants to purchase 96,000 shares expired during the twelve months ended June 30, 2008. As of June 30, 2008, there were no warrants outstanding.

8. Stock Option Plans

As of June 30, 2008, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. Shares reserved under these plans at June 30, 2008, consist of 4,773,965 shares, 2,250,000 shares and 1,350,000 shares authorized of which 2,579,113, 301,805 and 152,430 options are outstanding under the 2004, 2000 and 1999 Option Plans, respectively.

The Company’s Board of Directors grants options at an exercise price equal to the fair market value of the Company’s common stock at the date on which the grant is approved by the Board. Stock option grants under the 2000 and 1999 Option Plans generally have a term of ten years from the date on which the grant is approved by the Board and option grants under the 2004 Plan generally have a term of five years from the date on which the grant is approved by the Board of Directors. Vesting terms for most outstanding options is one-eighth after six months, and one-forty-eighth per month thereafter, becoming fully vested in four years. During the year ended June 30, 2008, the Company changed the vesting terms for all new options issued under the 2004 Plan. The new vesting terms are one-fourth after twelve months, and one-forty-eighth per month thereafter, becoming fully vested in four years.

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

	Fiscal Year Ended June 30,
	2008	2007
Weighted average fair value of stock options granted	$1.32	$1.44
Risk free interest rate	2.87% – 4.26%	4.57% – 4.95%
Expected life (in years)	4.0	4.0
Expected volatility	53.95% – 54.72%	52.72% – 57.61%
Expected dividend yield	0%	0%
Expected forfeiture rate	9% – 63%	2% – 68%

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the Option Plans as of June 30, 2008, and changes during the two years in the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	2,427,318	3.88
Granted	1,409,258	3.08
Exercised	(65,187)	1.71
Forfeited or expired	(311,224)	4.93

Outstanding at June 30, 2007	3,460,165	3.50
Granted	1,997,383	2.88
Exercised	(272,147)	1.77
Forfeited or expired	(2,152,053)	3.37

Outstanding at June 30, 2008	3,033,348	$3.31	3.51	$254

Vested or expected to vest at June 30, 2008	2,560,033	$3.39	3.35	$254

Exercisable at June 30, 2008	1,459,485	$3.72	2.79	$254

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal years ended June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on fluctuations in the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the years ended June 30, 2008 and 2007 was $224,000 and $92,000, respectively.

As of June 30, 2008, there was $2.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option Plans. That cost is expected to be recognized over a weighted-average period of 3.04 years.

Total share-based compensation expense recognized for the years ended June 30, 2008 and 2007 was $1,106,000 and $1,075,000, respectively. For stock option awards subject to graded vesting we recognize compensation cost on a straight-line basis over the service period for the entire award.

9. Restructuring Charges

During the quarter ended September 30, 2007, the Company announced a reorganization and reduction in workforce and the termination of the Chief Executive Officer. As a result of the reorganization the Company incurred a charge of approximately $1.1 million associated primarily with severance, health insurance, and accelerated stock option compensation expense. The entire charge was recognized in the quarter ended September 30, 2007. In addition, during the quarter ended March 31, 2008, the Company announced a second reduction in workforce and the termination of several Executive Officers. As a result of the second reduction in workforce, the Company incurred a charge of approximately $1 million associated primarily with severance, health insurance, accelerated stock option compensation expense, and facilities closures. The entire charge was recognized in the quarter ended March 31, 2008.

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Leases

The Company leases office space and certain office equipment under non-cancelable operating leases. Rental expense under operating lease agreements was $907,000 and $657,000 for the years ended June 30, 2008 and 2007, respectively.

Future minimum commitments remaining under these agreements as of June 30, 2008, are as follows:

Minimum Commitment
Fiscal Year Ending June 30:	(in thousands)
2008	$811
2009	749
2010	356
2011	160
2012	131
Thereafter	54

Other Commitments and Contingencies

The Company has long-distance service agreements with five carriers. As of June 30, 2008, minimum obligations under these agreements due within one year total $341,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of June 30, 2008, minimum obligations due within one year under agreements with providers of billing and collection services and outsourced customer support total $11,000.

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

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

The provision for income taxes consists of the following for each of the periods ended:

	June 30,
	2008	2007
Current federal provision	$—	$—
Current state	—	6
Deferred tax provision	—	—

	$—	$6

The difference between the effective tax rates and the statutory tax rates are reconciled as follows:

	June 30,
	2008	2007
Statutory rate applied to income before income tax provision (benefit)	$(1,932)	$(2,538)
State taxes, net of Federal and other tax benefits	(252)	(388)
Non deductible expenses	343	339
Alternative minimum tax	—	6
Utilization of net operating loss and other tax benefit carryforwards	—	—
Change in valuation allowance	2,059	3,146
Other	(218)	(559)

	$—	$6

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities is presented below:

	June 30,
	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$5,992	$4,829
Tax credits	3,867	3,109
Equity compensation	437	302
Other	683	679

Total deferred tax assets	10,979	8,919
Deferred tax liabilities:
Depreciation	(122)	(121)
Valuation allowance	(10,857)	(8,798)

Net deferred taxes	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Use of net operating loss and other carryforwards are limited by the “change of ownership” rules described below. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a

CALLWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation allowance against its otherwise recognizable deferred tax assets. The net increase in the valuation allowance for the fiscal years ended June 30, 2008 and 2007, was approximately $2.1 million and $3.2 million due to management’s determination that it is more likely than not that the deferred tax asset will not be realized.

As of June 30, 2008, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $17.1 million and $25.7 million respectively. The losses begin to expire in fiscal year 2010. In addition, the Company has available tax credit carryforwards of approximately $2.4 million and $1.3 million for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2009. California tax credits can be carried over indefinitely.

12. Employee Benefit Plan

The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. In 2005, the Company began to match 50% of employees’ contributions up to a maximum of $1,000 per year per employee. Through June 30, 2008 and 2007, the Company has matched employee contributions to the 401(k) savings plan totaling approximately $76,000 and $83,000, respectively.

13. Subsequent Events

On August 4, 2008, the Company entered into an Asset Purchase Agreement with WebMessenger, Inc. Under the terms of the agreement, the Company purchased certain software and all the copyrights and pending patent applications with respect to the software for $9 million in cash. Of the total purchase price, $1.8 million was deposited in escrow to secure the performance of the seller’s obligations under the agreement. As part of the agreement, the Company opened an office in Sophia Bulgaria to house a research and development team.

On August 28, 2008, the Company announced a reorganization and reduction in workforce. As a result of the reorganization the Company will incur a charge of approximately $600,000 to $800,000 associated primarily with severance, health insurance, facilities consolidation and accelerated stock option compensation expense. The entire charge will be recognized in the quarter ended September 30, 2008.

14. Quarterly Information (Unaudited)

	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	(in thousands, except per share data)
Revenues	$5,352	$4,877	$5,153	$4,627
Gross profit	3,420	3,070	3,454	2,873
Operating loss	(3,027)	(2,095)	(1,829)	(1,040)
Income tax expense	—	—	—	—
Net loss	(2,327)	(1,405)	(1,239)	(711)
Net loss per share – basic and diluted	$(0.11)	$(0.07)	$(0.06)	$(0.03)

	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Revenues	$6,535	$6,908	$6,230	$5,528
Gross profit	4,305	4,719	3,973	3,458
Operating income (loss)	(2,192)	(1,991)	(3,367)	(2,961)
Income tax expense	—	—	—	6
Net income (loss)	(1,392)	(1,193)	(2,601)	(2,286)
Net income (loss) per share – basic	$(0.07)	$(0.06)	$(0.12)	$(0.11)

Item 15. Exhibits and Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Board of Directors and Stockholders

CallWave, Inc.:

We have audited the consolidated financial statements of CallWave, Inc. and Subsidiaries as of June 30, 2008 and 2007 and for each of the two years in the period ended June 30, 2008, and have issued our report thereon dated September 26, 2008. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The information included in the accompanying Schedule II – Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. Such information for each of the two years in the period ended June 30, 2008, has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/    MAYER HOFFMAN MCCANN P.C.

MAYER HOFFMAN MCCANN P.C.

Los Angeles, California

September 26, 2008

SCHEDULE II

Valuation And Qualifying Accounts

For the Fiscal Years Ended June 30, 2008 and 2007

Years Ended June 30,	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
	(in thousands)
2008
Allowance for doubtful accounts	$436	$668	$(819)	$285
2007
Allowance for doubtful accounts	$574	$1,408	$(1,546)	$436