Form 10-K/A
period 2008-06-30
CALLWAVE INC
filed 2008-10-22
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2008 by the registrant for the fiscal year ended June 30, 2008 (“Original 2008 10-K”) is being filed for the sole purpose of amending and restating the information contained in Item 9A – Controls And Procedures of the Original 2008 10-K and re-filing the certifications of the registrant’s chief executive officer and chief financial officer required pursuant to Item 601(b)(31) of Regulation S-K.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

(b) Report of management on internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting includes maintaining records that accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with company policy; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on the Company’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company’s management uses the Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 based upon the COSO Integrated Framework. Based upon our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2008, based upon the COSO Integrated Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c) Changes in internal controls over financial reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Inherent Limitations on Effectiveness of Controls.

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

Item 15. Exhibits

(a) The following documents are being filed as part of this report:

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

3