Form 10-Q
period 2008-09-30
CALLWAVE INC
filed 2008-11-14
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

At October 31, 2008, the number of shares outstanding of the registrant’s common stock, no par value, was 21,175,971.

CALLWAVE INC.

Form 10-Q

For the Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALLWAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of September 30, 2008	As of June 30, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,206	$29,839
Restricted cash	1,800	—
Marketable securities, available for sale, at fair value	7,913	8,768
Accounts receivable; net of allowance for doubtful accounts of $247 and $285, respectively	1,605	1,774
Other current assets	409	581

Total current assets	30,933	40,962
Property and equipment, net	2,029	2,355
Intangible assets, net	12,453	5,652
Auction rate securities, available for sale, at fair value	4,250	7,492
Other assets	118	129

Total assets	$49,783	$56,590

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$683	$710
Accrued payroll	590	583
Deferred revenue	530	600
Other current liabilities	1,660	1,754
Short term debt	—	1,000

Total current liabilities	3,463	4,647

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, no par value; 100,000 shares authorized at September 30, 2008 and June 30, 2008; 21,176 and 21,176 shares issued and outstanding at September 31, 2008 and June 30, 2008, respectively	75,148	74,948
Other comprehensive loss	(5,884)	(2,537)
Accumulated deficit	(22,944)	(20,468)

Total stockholders’ equity	46,320	51,943

Total liabilities and stockholders’ equity	$49,783	$56,590

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,
	2008	2007
Revenue	$4,342	$5,352
Cost of sales	1,778	1,932

Gross profit	2,564	3,420
Operating expenses (1):
Sales and marketing	1,236	1,581
Research and development	1,636	1,609
General and administrative	1,661	2,162
Restructuring charges	787	1,095

Total operating expenses	5,320	6,447

Operating loss	(2,756)	(3,027)
Interest income	280	700

Loss before income taxes	(2,476)	(2,327)
Income tax expense	—	—

Net loss	$(2,476)	$(2,327)

Net loss per share:
Basic and diluted	$(0.12)	$(0.11)
Weighted average common shares outstanding:
Basic and diluted	21,176	20,899

(1) Includes stock-based compensation as follows:

Sales and marketing	$40	$87
Research and development	32	56
General and administrative	119	112
Restructuring charges	9	370

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,476)	$(2,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	592	262
Stock based compensation	200	625
Bad debt expense	135	222
Loss on sale of marketable securities	—	18
Loss on disposal of fixed assets	280	—
Changes in operating assets and liabilities:
Accounts receivable, net of bad debt expense	34	(96)
Other assets	183	52
Accounts payable	(27)	(221)
Accrued payroll and other liabilities	(88)	394
Deferred revenue	(70)	9

Net cash used in operating activities	(1,237)	(1,062)
Cash flows from investing activities:
Purchases of intangible assets	(7,200)	—
Funding of purchase escrow	(1,800)	—
Purchases of marketable securities	—	(13,009)
Sales of marketable securities	748	9,245
Purchases of property and equipment	(146)	(310)

Net cash provided by (used in) investing activities	(8,398)	(4,074)
Cash flows from financing activities:
Repayment of short term debt	(1,000)	—
Proceeds from exercises of stock options and warrants	—	118

Net cash provided by (used in) financing activities	(1,000)	118
Effect of exchange rate changes on cash and cash equivalents	2	—
Net decrease in cash and cash equivalents	(10,633)	(5,018)
Cash and cash equivalents at beginning of the period	29,839	20,299

Cash and cash equivalents at end of the period	$19,206	$15,281

See accompanying notes.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Basis of Presentation

The accompanying condensed consolidated interim financial statements of CallWave, Inc., and its wholly owned subsidiaries (CallWave, or “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s annual report on Form 10-K for the year ended June 30, 2008. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Examples include the estimate of useful lives of property and equipment, the valuation of stock-based compensation instruments, the allowance for doubtful accounts, net realizable value of investments, and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth therein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2008 annual report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2008. Interim results are not necessarily indicative of the results for a full year.

Principles of consolidation—The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Share-Based Compensation—The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. See Note 5 for further discussion.

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

Research and development—Research and development expenses consist principally of payroll and related expenses for research and development personnel and consultants. Research and development costs are expenses as incurred.

Advertising—Advertising costs are expensed as incurred. Advertising expense was $250,000 and $524,000 for the quarters ended September 30, 2008 and 2007, respectively.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Foreign currency translation—The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. All foreign operations use the local currency as the functional currency and are principally related to research and development activities. The Company’s foreign operations do not currently generate revenue. Local currency denominated assets and liabilities are translated at the period-end exchange rate. Expenses are translated at the average exchange rates during the period. Gains or losses resulting from foreign currency translation are included as a component of Other Comprehensive Loss in the condensed consolidated balance sheet. The Company does not currently use forward contracts to hedge foreign currency exposure.

Comprehensive loss—The components of comprehensive loss are as follows:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Net loss	$(2,476)	$(2,327)
Other comprehensive income:
Net unrealized loss on available for sale securities	(3,349)	37
Change in accumulated translation adjustments	2	—

Total comprehensive loss	$(5,823)	$(2,290)

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

During the quarter ended December 31, 2007, certain auction rate securities began to fail auction due to sell orders exceeding buy orders. Of the Company’s $12.2 million marketable securities portfolio at September 30, 2008, $4.3 million is currently associated with failed auctions, all of which have been in a loss position for less than 12 months. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. All of the auction rate securities were AAA quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these investments until a recovery of the auction process or until maturity. Based on third party valuation models and an analysis of other-than-temporary impairment factors, the Company has determined that these securities are not permanently impaired. However, the Company recorded an unrealized loss related to these auction rate securities within Other Comprehensive Loss of approximately $5.7 million pre-tax at September 30, 2008, related to these auction rate securities.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company’s auction rate securities were held with a bank that declared bankruptcy during the quarter ended September 30, 2008. It is now uncertain whether liquidity will be restored to these securities in the near future. Accordingly, the auction rate securities were reclassified to non-current assets as of June 30, 2008. We analyze these securities each reporting period for impairment, including other-than-temporary impairment factors. Auction failures related to this type of security are symptomatic of current conditions in the broader debt markets and are not unique to CallWave.

Fixed assets— Fixed assets are stated at cost less accumulated depreciation. Fixed assets are depreciated using the straight-line method over their estimated useful lives.

Fair value of financial instruments— Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying values of these instruments approximate fair value due to their short-term nature.

Concentrations of credit risk— Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. Concentration of credit risk is generally diversified due to the large number of customers composing the Company’s customer base. The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The net receivable from the vendor at September 30, 2008 and June 30, 2008 was $805,000 and $984,000, respectively.

The Company maintains its cash balances in financial institutions located in California and Nevada. The balances are insured by the Federal deposit Insurance Corporation up to $250,000. The Company’s cash balances exceed the maximum amount insured.

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

Effective at the beginning of the fiscal year ended June 30, 2008, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

Valuation of acquired intangible assets—Intangible assets are accounted for under Statement of Financial Accounting Standards SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the Company to record intangible assets at their fair value. Historically, the Company has used the cash purchase price at the time of acquisition as the best indicator of fair value. SFAS No. 142 also requires the Company to periodically evaluate the carrying value of intangible assets to determine if an impairment loss should be recorded under SFAS No. 144. In accordance with SFAS 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

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

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2008	2007
	(in thousands except per share data)
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(2,476)	$(2,327)

Weighted-average common shares outstanding	21,176	20,899
Effect of dilutive securities:
Stock options and warrants	—	—
Convertible preferred shares	—	—

Weighted-average common shares outstanding for diluted calculation	21,176	20,899

Net loss per share:
Basic and diluted	$(0.12)	$(0.11)

Options to purchase 3,586,000 and 4,440,000 shares were outstanding at September 30, 2008 and 2007, respectively, and warrants to purchase 24,000 shares were outstanding at September 30, 2007. These options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive due to the net loss.

2. Fair Value of Marketable Securities and Auction Rate Securities

Fair Value Hierarchy

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, the Company measures its cash equivalents and marketable securities at fair value within Level 1. Auction rate securities are measured at fair value within Level 3. Fair value measurements for auction rate securities have been estimated using an income approach (discounted cash-flow analysis). When estimating fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, comparable trading instruments, and likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments at September 30, 2008 (in thousands):

Description	Level 1	Level 2	Level 3	Total Balance
Cash and cash equivalents	$19,206	$—	$—	$19,206
Marketable securities	7,913	—	—	7,913
Auction rate securities	—	—	4,250	4,250

Total measured at fair value	$21,119	$—	$4,250	$31,369

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Auction rate securities
(in thousands)
Beginning balance (July 1, 2008)	$7,492
Total gains or (losses):
Included in earnings	—
Included in other comprehensive loss	(3,242)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Ending balance (September 30, 2008)	$4,250

3. Intangible Assets

In January 2006, the Company entered into a license agreement with an independent software company to use certain software programs and related intellectual property in CallWave’s products. In March 2006, the Company entered into a license agreement with Web Telephony, Inc., to use certain patent rights. In March 2007, the Company entered into a license agreement with j2 Global Communications and Catch Curve for a fully paid-up nonexclusive license to use certain licensed patents for non-fax services. These up front license payments were classified as intangible assets. The Company is amortizing the cost of the intangible assets on a straight-line basis over the life of the underlying patents. In addition, the Company purchased software from Intelligent Gadgets for $1.6 million in June 2008, and the Company purchased software from WebMessenger, Inc for $9.0 million in August 2008, $1.8 million of which is being held in escrow for a period of up to one year to secure the seller’s obligations under the purchase agreement. This software is being amortized over its estimated useful life of five years. The weighted average amortizable life of the intangible assets is 7 years. Amortization expense for the quarters ended September 30, 2008 and 2007, was $396,000 and $87,716, respectively.

Intangible assets consist of the following (in thousands):

	As of September 30, 2008	As of June 30, 2008
Amortizable intangible assets:
Purchased licenses, at cost	$13,344	$6,147
Less: accumulated amortization	(891)	(495)

Intangible assets, net	$12,453	$5,652

Estimated future amortization expense is as follows:

Twelve months ending September 30, (in thousands)
2009	$2,097
2010	2,093
2011	2,093
2012	2,093
2013	1,785
Thereafter	2,292

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Stockholders’ Equity

Common Stock

As of September 30, 2008 and June 30, 2008, the Company is authorized to issue 100,000,000 shares of common stock, of which 3,586,000 and 3,033,348 shares of common stock were reserved for stock options issued and outstanding, respectively.

5. Share-Based Compensation

As of September 30, 2008, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. The maximum shares issuable under these plans at September 30, 2008, consist of 4,773,965 shares, 2,250,000 shares and 1,350,000 shares authorized of which 3,140,136, 293,179 and 152,430 options are outstanding under the 2004, 2000, and 1999 Option Plans, respectively.

The Company’s Board of Directors grants options at an exercise price equal to the fair market value of the Company’s common stock at the date on which the grant is approved by the Board. Stock option grants under the 2000 and 1999 Option Plans generally have a term of ten years from the date on which the grant is approved by the Board and option grants under the 2004 Plan generally have a term of five years from the date on which the grant is approved by the Board of Directors. Vesting terms for most options are one-fourth after twelve months, and one-forty-eighth per month thereafter, becoming fully vested in four years.

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

	Three Months Ended September 30,
	2008	2007
Weighted average fair value of stock options granted	$1.00	$1.34
Risk free interest rate	3.08%	4.11% - 4.26%
Expected life (in years)	4.0	4.0
Expected volatility	52.37%	54.29% - 54.51%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	10% - 63%	9% - 44%

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of option activity under the Option Plans as of September 30, 2008, and changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	3,033,348	$3.31
Granted	875,254	2.29
Exercised	—	—
Forfeited or expired	(322,857)	2.92

Outstanding at September 30, 2008	3,585,745	$3.10	3.46	$99

Vested or expected to vest at September 30, 2008	2,911,660	$3.22	3.21	$99

Exercisable at September 30, 2008	1,518,374	$3.69	2.23	$99

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount will change based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007, was $0 and $51,000, respectively.

As of September 30, 2008, there was $2.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option Plans. That cost is expected to be recognized over a weighted-average period of 3.10 years. Total share-based compensation expense recognized for the three months ended September 30, 2008 and 2007 was $200,000 and $625,000, respectively.

6. Commitments and Contingencies

Leases

The Company leases office space and certain office equipment under non-cancelable operating leases. Before restructuring charges, rental expense under operating lease agreements was $199,000 and $184,000 for the three months ended September 30, 2008 and 2007, respectively.

Future minimum commitments remaining under these agreements as of September 30, 2008, are as follows:

Twelve Months Ending September 30:	Minimum Commitment
(in thousands)
2009	$803
2010	676
2011	286
2012	152
2013 and thereafter	147

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other Commitments and Contingencies

The Company has long-distance service agreements with certain carriers. As of September 30, 2008, minimum obligations under these agreements due within one year total $216,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of September 30, 2008, minimum obligations due within one year under agreements with providers of billing and collection services and outsourced customer support total $62,000.

7. Restructuring Charges

During the quarter ended September 30, 2008, the Company announced a reorganization and reduction in workforce. As a result of the reorganization, the Company incurred a charge of approximately $800,000 associated primarily with severance, health insurance, facilities consolidation and accelerated stock option compensation expense. The entire charge was recognized in the quarter ended September 30, 2008.

During the quarter ended September 30, 2007, the Company announced a reorganization and reduction in workforce and the termination of the Chief Executive Officer. As a result of the reorganization, the Company incurred a restructuring charge of approximately $1.1 million associated primarily with severance, health insurance, and accelerated stock option compensation expense. The entire charge was recognized in the quarter ended September 30, 2007.

8. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The net increase in the valuation allowance for the three months ended September 30, 2008, was approximately $936,000 due to management’s determination that it is more likely than not that the deferred tax asset will not be realized.

As of September 30, 2008, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $19.5 million and $28.1 million respectively. The losses begin to expire in fiscal year 2010. In addition, the Company has available tax credit carryforwards of approximately $2.5 million and $1.4 million for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2009. California tax credits can be carried over indefinitely. expire in

9. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS 157 in a market that is not active. SFAS No. 157 was adopted on July 1, 2008 and did not have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 was adopted on July 1, 2008 and did not have a material impact on the Company’s financial condition or results of operations.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The purpose of issuing the statement is to revise current guidance in SFAS No. 141 to better represent the economic value of business combination transactions. The revisions include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired and will be measured at their fair value; all other contingencies will be measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. Management does not anticipate that the adoption of SFAS No. 141R will have a material impact on the Company’s financial condition or results of operations. SFAS No. 141R will be effective for any business combinations that occur after December 15, 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk management activities. SFAS 163 requires that disclosures about the risk management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. Management does not anticipate that the adoption of SFAS No. 163 will have a material impact on the Company’s financial condition or results of operations.

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

Company Overview

Historically we have offered several on-demand web telephony services and virtual fax services. Starting in the first quarter of our fiscal year ending June 30, 2009, we offered a new web collaboration service as well as mobile federated IM and presence services which we acquired in August 2008 when we purchased certain assets of WebMessenger.

Our legacy services add features and functionality to the telecommunications services used by mainstream consumers and small and home offices and are provided on a free trial or subscription basis. Our Phone Companion Software (PCS)-based services are delivered on our proprietary Enhanced Services Platform, which allows subscribers to manage calls across their existing landline, mobile and Internet networks. Our services enable subscribers to receive, respond and manage calls or faxes on most communications devices without requiring them to purchase or install additional hardware, purchase additional telecommunications services, change their phone number, or switch their service provider. Calls can be accessed on a subscriber’s handset, in email, or on the Internet. Our Enhanced Services Platform intercepts inbound phone and fax calls to our subscribers and is able to redirect these calls to the devices or access points selected by the subscribers using their existing telecommunications lines. In addition, the Enhanced Services Platform enables us to provide virtual phone and fax numbers to our subscribers who then can publish multiple phone or fax numbers for use with a single phone line. As of September 30, 2008, we had approximately 457,000 paying subscribers for our services. We currently view these services as strategic only to the extent they provide capital resources to fund our new web collaboration software. Our intent is to maximize cash flow from the legacy business and only invest in systems maintenance to keep these services running.

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

Many of the features, including federated IM, conferencing and some video content, are available on the majority of today’s smart phones. The mobile extensibility architecture consists of two components: the WebMessenger Mobile Server and the WebMessenger Mobile Client that can be loaded on the mobile handset over the air (OTA). The Mobile Server sits in the data center and provides a communication interface between Microsoft Office Communications Server (OCS) and mobile handsets as illustrated below.

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

CallWave WebMessenger

CallWave acquired certain assets of WebMessenger in August 2008 for $9.0 million. WebMessenger’s presence engine and federated IM technology has been integrated into our FUZE web collaboration product line which was launched on September 17, 2008. The Web Messenger product line allows the FUZE platform to extend collaboration to the mobile phone. We believe that it will be critical for web meeting and content providers to have an enterprise class collaboration solution that can be extended to the mobile endpoint devices. WebMessenger will also be sold as a stand alone product line to small and medium sized companies as well as enterprise customers. We plan to offer the following WebMessenger product lines:

WebMessenger Message Alerts. WebMessenger Message Alerts allows end users and group administrators to define custom filters and alert rules that are automatically applied to all incoming email, SMS messages, and phone calls. Message Alerts manages and controls communications on mobile business devices. The WebMessenger Message Alerts product will be sold in a standard, enterprise and compliance package, at various pricing tiers depending upon the number of users and architecture requirements.

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

WebMessenger Mobile. WebMessenger Mobile extends presence and secure enterprise class IM to the mobile phone. The solution is federated across all enterprise collaboration platforms and public IM networks including Microsoft OCS/LCS, IBM Lotus Sametime, Jabber/XMPP, Reuters Messaging, MSN Messenger, AOL IM, Yahoo IM, Google Talk, Skype and ICQ. The platform is optimized for all major mobile platforms including BlackBerry, Windows Mobile, Apple iPhone, Symbian and Palm. WebMessenger Mobile will be sold as both consumer and fully integrated enterprise solutions with various pricing packages depending on the number of users and the architecture requirements.

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

Our historical business has been a traditional direct-to-consumer dial-up business with an Internet voicemail application that ensures subscribers won’t miss calls while on line with their dial-up connection. Our legacy business includes approximately 457,000 subscribers as of September 30, 2008.

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

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and evaluate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $247,000 as of September 30, 2008 and $285,000 as of June 30, 2008. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At September 30, 2008 and June 30, 2008 we had net deferred tax assets of $11.8 million and $10.9 million, respectively. Due to the uncertainty of realizing these net deferred tax assets, we have recorded a valuation allowance for the entire balance of the deferred tax assets. Such uncertainty primarily relates to the potential for net operating loss carryforwards and tax credits which begin to expire in 2010 and 2009, respectively, to be realized against future taxable income. We will continue to assess the likelihood of realization of these assets.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following tables set forth our statement of operations data for each of the periods indicated (in thousands).

	Three Months Ended September 30,
	2008	2007
Statement of Operations Data:
Revenues	$4,342	$5,352
Cost of sales	1,778	1,932

Gross profit	2,564	3,420
Operating expenses:
Sales and marketing	1,236	1,581
Research and development	1,636	1,609
General and administrative	1,661	2,162
Restructuring charges	787	1,095

Total operating expenses	5,320	6,447

Operating loss	(2,756)	(3,027)
Interest income	280	700

Loss before income taxes	(2,476)	(2,327)
Income tax expense	—	—

Net loss	$(2,476)	$(2,327)

Three Months Ended September 30, 2008 and September 30, 2007

Revenues. Revenues were $4,342,000 for the three months ended September 30, 2008, compared to $5,352,000 for the three months ended September 30, 2007, a decrease of $1,010,000, or 19%. Subscription revenues were $4,322,000 for the three months ended September 30, 2008, representing 99% of revenues, compared to $5,324,000 for the three months ended September 30, 2007, representing 99% of revenues, a decrease of $1,002,000, or 19%. The decrease in our revenues was attributable primarily to a decrease in the number of paying subscribers from approximately 572,000 at September 30, 2007 to approximately 457,000 at September 30, 2008. The decrease in subscribers is driven by the migration of dial up users to broad band which is a trend we expect to continue. Revenues from our indirect channel distributors for the three months ended September 30, 2008, were $468,000 or 11% of revenues compared to $620,000 or 12% of revenues for the same period last year. A beta version of our new web collaboration and messaging platform, called FUZE, was launched on September 17, 2008 in New York. Our new suite of applications did not contribute significant revenue in the current quarter. We expect our new application to come out of beta at the end of our fiscal second quarter. Accordingly, we do not expect significant revenue contribution until the second half of our fiscal year ending June 30, 2009.

Cost of sales. Cost of sales was $1,778,000, or 41% of revenues, for the three months ended September 30, 2008, compared to $1,932,000, or 36% of revenues, for the three months ended September 30, 2007. The significant increase as a percentage of sales is caused by the amortization of intangible assets acquired in August 2008. The amortization expense incurred in the current quarter as a result of the newly acquired intangible assets was $228,000, or 5% of sales. Without this increase, our gross margin would have been consistent with the prior period. We expect the total amortization of intangible assets to be approximately $520,000 per quarter, of which, $360,000 is related to these newly acquired assets. This non-cash amortization expense will negatively impact our gross margin throughout the remainder of our current fiscal year.

Sales and marketing. Sales and marketing expenses were $1,236,000, or 28% of revenues, for the three months ended September 30, 2008, compared to $1,581,000, or 30% of revenues, for the three months ended September 30, 2007, a decrease of $345,000, or 22%. We have significantly reduced our advertising expense associated with our legacy services as we focus on bringing our new service offerings to market. In addition, headcount associated with the marketing and sales of our legacy products has been reduced. We expect sales and marketing expenses will increase in future quarters as we build out our sales force and expand our web based advertising associated with our new product lines.

Research and development. Research and development expenses were $1,636,000, or 38% of revenues, for the three months ended September 30, 2008, compared to $1,609,000, or 30% of revenues, for the three months ended September 30, 2007. The increase was driven by time and effort expended in bringing our new products to market. We believe it is essential to have a strong and efficient research and development team as we develop new products in the unified communications and collaboration market. Because our key differentiator will be mobile collaboration we will be frequently adapting to new mobile device specifications and updating our existing product base. We will continue to invest in new technologies and will be frequently upgrading our mobile collaboration and conferencing technologies in an effort to stay at the forefront of this market.

General and administrative. General and administrative expenses were $1,661,000, or 38% of revenues for the three months ended September 30, 2008, compared to $2,162,000, or 40% of revenues, for the three months ended September 30, 2007, a decrease of $501,000, or 23%. General and administrative expenses have declined due to reductions in headcount associated with our legacy lines of business, lower bad debt expense, facilities consolidation costs, and lower management incentive compensation.

Restructuring charges. On August 28, 2008, the Company announced a third reorganization and reduction in workforce. As a result of the reorganization the Company incurred a charge of approximately $800,000 associated primarily with severance, health insurance, facilities consolidation, and accelerated stock option compensation expense. The entire charge was recognized in the quarter ended September 30, 2008. We do not expect further restructuring charges during our fiscal year ending June 30, 2009.

Income tax provision. No tax benefit was derived from the net loss recognized during the three months ended September 30, 2008 and 2007 due to the valuation allowance established to offset our deferred tax assets. Total deferred tax assets at September 30. 2008, amount to $11.8 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net loss. Net loss was $2,476,000 for the three months ended September 30, 2008, compared to net loss of $2,327,000 for the three months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008, our principal sources of liquidity were cash and cash equivalents of $19,206,000, marketable securities of $7,913,000, and accounts receivable net of allowance for doubtful accounts of $1,605,000. We do not expect cash flow from operations to be positive in the current fiscal year. Although we expect losses from operations as we migrate our business from our legacy dial-up line of business to our current unified communications product suite, we believe our current cash reserves are adequate to cover the anticipated losses over the next twelve months. We reexamine our cash requirements periodically in light of changes in our business.

Cash and cash equivalents and marketable securities declined from $38.6 million at June 30, 2008 to $27.1 million at September 30, 2008. This decrease is primarily due to the purchase of technology from WebMessenger for $9.0 million, cash used in operations of $1.2 million, and the repayment of short term debt of $1.0 million.

During the quarter ended December 31, 2007, certain auction rate securities began to fail auction due to sell orders exceeding buy orders. Of the Company’s $12.2 million marketable securities portfolio at September 30, 2008, $4.3 million is currently associated with failed auctions, all of which have been in a loss position for less than 12 months. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. All of the auction rate securities were AAA rated and were in compliance with our investment policy at the time of acquisition. We currently have the ability and intent to hold these investments until a recovery of the auction process or until maturity. Based on third party valuation models and an analysis of other-than-temporary impairment factors, we have determined that these securities are not permanently impaired. We recorded an unrealized loss related to these auction rate securities within Other Comprehensive Loss of approximately $5.7 million pre-tax at September 30, 2008. Securities that have been subject to the highest risk of decline in value have generally been securities that are not tax exempt (e.g. non-municipal securities). We do not invest in tax exempt securities because of our large net operating loss carry forwards.

These securities are being analyzed each reporting period for impairment, including other-than-temporary impairment factors. We will continue to closely monitor developments and will record a permanent impairment if circumstances lead us to believe that the value of these securities will not recover. The Company’s auction rate securities were held with a bank that declared bankruptcy during the quarter ended September 30, 2008. It is now uncertain whether liquidity will be restored to these securities in the near future. We now believe that the liquidity of these securities is unlikely to be restored in a period less than twelve months from the balance sheet date. Accordingly, our auction rate securities have been classified as non-current assets on our balance sheet. These auction failures are symptomatic of current conditions in the broader debt markets and are not unique to CallWave.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk. We do not currently hedge foreign currency exposures. We believe that a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.

Interest rate sensitivity. We had cash and cash equivalents totaling $19.2 million and marketable securities totaling $12.2 million (including auction rate securities) at September 30, 2008, and cash and cash equivalents totaling $29.8 million and marketable securities totaling $16.3 million (including auction rate securities) at June 30, 2008. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities, including auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Declines in interest rates, however, will reduce our future interest income. If interest rates were to decline by 3.0% as compared to the rates at September 30, 2008, our interest income would decrease by approximately $225,000 on a quarterly basis based on the outstanding balance of our marketable securities and money market funds at September 30, 2008. A decline in market value of 3.0% would reduce the value of our marketable securities by approximately $237,000.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

In addition to the other information set forth in this report, you should carefully consider the factors set forth under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K, for our fiscal year ended June 30, 2008. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. Other than those described below, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended June 30, 2008.

We are subject to risks relating to currency rate fluctuations and we do not hedge this risk.

Although our Bulgarian operation does not generate revenue, approximately 5 percent of our costs are denominated in Leva, the Bulgarian currency. Any movement in the exchange rate for the Leva may adversely affect our cash flows, operating results, and financial position. We do not currently hedge against this risk.

In some foreign jurisdictions, our rights may not be as strong as the rights we enjoy in the U.S.

The legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the United States. It may be difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights in these jurisdictions.

As the number of individuals whom we employ in our Finance Department decreases, there is a risk that we will not have sufficient individuals to enable us to segregate duties among our employees.

A fundamental objective of effective internal controls is to segregate duties among responsible individuals so that no single person can inflict financial damage by reason of possessing unsupervised control over significant portions of the business’ financial or accounting functions. Over the past year, we have implemented several reductions in force, and the number of individuals whom we employ in our finance function has been reduced significantly. We believe that we currently have segregated duties among our employees on an acceptable basis, and that the integrity of our internal controls has not been impaired by the reductions in the number of our finance employees. However, if we realize any additional reductions in the number of our finance employees, then the effectiveness of our internal controls, and the integrity of our financial reporting, may be adversely affected.

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

CALLWAVE, INC.,

Date: November 14, 2008	By:	/s/ Jeffrey Cavins
Jeffrey Cavins,
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Mark Stubbs
Mark Stubbs
Chief Financial Officer
(principal financial and accounting officer)