Form 10-Q
period 2008-12-31
CALLWAVE INC
filed 2009-02-13
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

At February 11, 2009, the number of shares outstanding of the registrant’s common stock, no par value, was 21,175,971.

CALLWAVE INC.

Form 10-Q

For the Quarter Ended December 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALLWAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of December 31, 2008	As of June 30, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,643	$29,839
Restricted cash	1,350	—
Marketable securities	4,345	8,768
Accounts receivable; net of allowance for doubtful accounts of $235 and $285, respectively	1,384	1,774
Other current assets	578	581

Total current assets	29,300	40,962
Property and equipment, net	2,392	2,355
Intangible assets, net	11,951	5,652
Auction rate securities, available for sale, at fair value	3,317	7,492
Other assets	118	129

Total assets	$47,078	$56,590

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$765	$710
Accrued payroll	811	583
Deferred revenue	568	600
Other current liabilities	1,450	1,754
Short term debt	—	1,000

Total current liabilities	3,594	4,647
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, no par value; 100,000 shares authorized at December 31, 2008 and June 30, 2008; 21,176 shares issued and outstanding at December 31, 2008 and June 30, 2008.	75,337	74,948
Other comprehensive loss	(4,253)	(2,537)
Accumulated deficit	(27,600)	(20,468)

Total stockholders’ equity	43,484	51,943

Total liabilities and stockholders’ equity	$47,078	$56,590

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007
Revenue	$4,031	$4,877	$8,373	$10,229
Cost of sales	1,858	1,807	3,636	3,739

Gross profit	2,173	3,070	4,737	6,490
Operating expenses (1):
Sales and marketing	1,551	1,951	2,795	3,521
Research and development	1,331	1,448	2,958	3,050
General and administrative	1,622	1,766	3,283	3,946
Restructuring charges	—	—	787	1,095

Total operating expenses	4,504	5,165	9,823	11,612

Operating loss	(2,331)	(2,095)	(5,086)	(5,122)
Impairment loss on marketable securities	(2,500)	—	(2,500)	—
Interest income	175	690	454	1,390

Loss before income taxes	(4,656)	(1,405)	(7,132)	(3,732)
Income tax expense	—	—	—	—

Net loss	$(4,656)	$(1,405)	$(7,132)	$(3,732)

Net loss per share:
Basic and diluted	$(0.22)	$(0.07)	$(0.34)	$(0.18)
Weighted average common shares outstanding:
Basic and diluted	21,176	20,962	21,176	20,930
(1) Includes stock-based compensation as follows:

Sales and marketing	$24	$77	$63	$165
Research and development	41	77	74	134
General and administrative	124	95	243	205
Restructuring charges	—	—	9	370

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,132)	$(3,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,304	533
Stock based compensation	389	874
Bad debt expense	229	387
Realized (gain) loss on sale of marketable securities	(2)	16
Impairment loss on marketable securities	2,500	—
Loss on disposal of fixed assets	287	—
Changes in operating assets and liabilities:
Accounts receivable, net of bad debt expense	161	(51)
Other assets	14	(110)
Accounts payable	55	(79)
Accrued payroll and other liabilities	(76)	167
Deferred revenue	(32)	(24)
Income taxes payable	—	3

Net cash used in operating activities	(2,303)	(2,016)
Cash flows from investing activities:
Purchases of intangible assets	(7,225)	—
Funding of purchase escrow	(1,800)	—
Release of escrow funds	450	—
Purchases of marketable securities	—	(18,009)
Sales of marketable securities	4,360	22,909
Purchases of property and equipment	(699)	(425)

Net cash (used in) provided by investing activities	(4,914)	4,475
Cash flows from financing activities:
Repayment of short term debt	(1,000)	—
Proceeds from exercises of stock options and warrants	—	232

Net cash (used in) provided by financing activities	(1,000)	232

Effect of exchange rate changes on cash and cash equivalents	21	—
Net increase (decrease) in cash and cash equivalents	(8,196)	2,691
Cash and cash equivalents at beginning of the period	29,839	20,299

Cash and cash equivalents at end of the period	$21,643	$22,990

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

Share-Based Compensation—The Company adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition-method as of July 1, 2005. Historically, the Company elected to account for employee stock compensation under the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and had reflected compensation expense related to the fair value of options issued to employees in the condensed consolidated statement of operations. See further discussion in Note 5.

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

Comprehensive loss—The components of comprehensive loss are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net loss	$(4,656)	$(1,405)	$(7,132)	$(3,732)
Other comprehensive income:
Change in unrealized loss on available for sale securities	1,612	(763)	(1,716)	(726)
Change in accumulated translation adjustments	19	—	21	—

Total comprehensive loss	$(3,024)	$(2,168)	$(8,827)	$(4,458)

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

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

During the quarter ended December 31, 2007, the Company’s auction rate securities began to fail auction due to sell orders exceeding buy orders. Of the Company’s $7.7 million marketable securities portfolio at December 31, 2008, $3.3 million is currently associated with failed auctions. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. All of the auction rate securities were AAA quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these investments until a recovery of the auction process or until maturity. Auction failures related to this type of security are symptomatic of current conditions in the broader debt markets and are not unique to CallWave.

Based on third party valuation models and an analysis of other-than-temporary impairment factors, the Company had previously determined that these securities were not permanently impaired. However, during the quarter ended December 31, 2008, one of the auction rate securities stopped paying interest. This particular security was a contingency fund for Financial Guarantee Insurance Company (“FGIC”), a bond insurer that has been substantially downgraded by ratings agencies due to financial hardship. FGIC removed the assets of the fund and replaced them with FGIC preferred stock. The lack of performance and the deterioration of FGIC have led management to conclude that this security is other than temporarily impaired. Accordingly, the Company has recorded a permanent impairment loss of $2.5 million for the entire value of the security.

The remaining auction rate securities are still rated as investment grade and continue to pay interest. It is management’s opinion that liquidity will eventually be restored and the par value of these securities will be recovered. However, the Company has recorded accumulated unrealized losses within other comprehensive loss of approximately $4.2 million pre-tax as of December 31, 2008, related to a temporary impairment of these auction rate securities.

It is uncertain when liquidity will be restored to these securities. Accordingly, the remaining auction rate securities have been classified as non-current assets. These securities are being analyzed each reporting period for impairment, including other-than-temporary impairment factors.

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

Concentrations of credit risk—The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The receivable from the vendor at December 31, 2008 and June 30, 2008 was $687,000 and $984,000, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(unaudited, in thousands except per share data)
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(4,656)	$(1,405)	$(7,132)	$(3,732)

Weighted-average common shares outstanding	21,176	20,962	21,176	20,930
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Convertible preferred shares	—	—	—	—

Weighted-average common shares outstanding for diluted calculation	21,176	20,962	21,176	20,930

Net loss per share:
Basic and diluted	$(0.22)	$(0.07)	$(0.34)	$(0.18)

Options to purchase 3,618,000 and 3,929,000 shares were outstanding at December 31, 2008 and 2007, respectively, and warrants to purchase 24,000 shares were outstanding at December 31, 2007. These options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive due to the net loss.

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

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments at December 31, 2008 (in thousands):

Description	Level 1	Level 2	Level 3	Total Balance
Cash and cash equivalents	$21,643	$—	$—	$21,643
Marketable securities	4,345	—	—	4,345
Auction rate securities	—	—	3,317	3,317

Total measured at fair value	$25,988	$—	$3,317	$29,305

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Auction rate securities (in thousands)
Beginning balance (July 1, 2008)	$7,492
Total gains or (losses):
Included in earnings	(2,500)
Included in other comprehensive loss	(1,675)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Ending balance (December 31, 2008)	$3,317

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Intangible Assets

In January 2006, the Company entered into a license agreement with an independent software company to use certain software programs and related intellectual property in CallWave’s products. In March 2006, the Company entered into a license agreement with Web Telephony, Inc., to use certain patent rights. In March 2007, the Company entered into a license agreement with j2 Global Communications and Catch Curve for a fully paid-up nonexclusive license to use certain licensed patents for non-fax services. These up front license payments were classified as intangible assets. The Company is amortizing the cost of the intangible assets on a straight-line basis over the life of the underlying patents. In addition, the Company purchased software from Intelligent Gadgets for $1.6 million in June 2008, and the Company purchased software from WebMessenger, Inc for $9.0 million in August 2008, $1.8 million of which is being held in escrow for a period of up to one year to secure the seller’s obligations under the purchase agreement. When these contingencies are resolved, any escrow payments to the buyer will be added to intangible assets and amortized over the estimated useful life of the asset. At December 31, 2008, one of the contingencies was resolved, resulting in the release of $425,000 back to the Company and $25,000 to the buyer. This software is being amortized over its estimated useful life of five years. The weighted average amortizable life of the intangible assets is 7 years. Amortization expense for the quarters ended December 31, 2008 and 2007, was $527,000 and $130,000, respectively, and $923,000 and $218,000 for the six months ended December 31, 2008 and 2007, respectively.

Intangible assets consist of the following (in thousands):

	As of December 31, 2008	As of June 30, 2008
Amortizable intangible assets:
Purchased licenses, at cost	$13,369	$6,147
Less: accumulated amortization	(1,419)	(495)

Intangible assets, net	$11,951	$5,652

Estimated future amortization expense is as follows:

Twelve months ending December 31, (in thousands)
2009	$2,093
2010	2,093
2011	2,093
2012	2,093
2013	1,345
Thereafter	2,208

4. Stockholders’ Equity

Common Stock

As of December 31, 2008 and June 30, 2008, the Company is authorized to issue 100,000,000 shares of common stock, of which, 3,618,000 and 3,033,000 shares of common stock are reserved for stock options issued and outstanding, respectively.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Share-Based Payments

As of December 31, 2008, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. The maximum shares issuable under these plans at December 31, 2008, consist of 5,832,764 shares, 2,250,000 shares and 1,350,000 shares authorized of which 3,320,181, 221,241 and 76,830 options are outstanding under the 2004, 2000, and 1999 Option Plans, respectively.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Weighted average fair value of stock options granted	$0.54	$1.34	$0.82	$1.34
Risk free interest rate	2.14-2.25%	3.45-4.01%	2.14-3.08%	3.45-4.26%
Expected life (in years)	4.0	4.0	4.0	4.0
Expected volatility	53-56%	54-55%	52-56%	54-55%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected forfeiture rate	9-63%	11-53%	9-63%	9-53%

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of option activity under the Option Plans as of December 31, 2008, and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	3,033,348	$3.31
Granted	875,254	2.29
Exercised	—	—
Forfeited or expired	(322,857)	2.92

Outstanding at September 30, 2008	3,585,745	3.10
Granted	561,000	1.23
Exercised	—	—
Forfeited or expired	(528,493)	2.60

Outstanding at December 31, 2008	3,618,252	$2.88	3.62	$—

Vested or expected to vest at December 31, 2008	2,881,168	$3.07	3.38	$—

Exercisable at December 31, 2008	1,373,038	$3.81	2.51	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount will change based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the six months ended December 31, 2008 and 2007, was $0 and $42,000, respectively.

As of December 31, 2008, there was $2.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option Plans. That cost is expected to be recognized over a weighted-average period of 3.03 years. Total share-based compensation expense recognized for the six months ended December 31, 2008 and 2007 was $389,000 and $874,000, respectively.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Commitments and Contingencies

Leases

The Company leases office space and certain office equipment under non-cancelable operating leases. Before restructuring charges, rental expense under operating lease agreements was $261,000 and $213,000 for the three months ended December 31, 2008 and 2007, respectively, and $513,000 and $397,000 for the six months ended December 31, 2008 and 2007, respectively.

Future minimum commitments remaining under these agreements as of December 31, 2008, are as follows:

Twelve Months Ending December 31:	Minimum Commitment
(in thousands)
2009	$804
2010	578
2011	244
2012	154
2013 and thereafter	109

Other Commitments and Contingencies

The Company has long-distance service agreements with certain carriers. As of December 31, 2008, minimum obligations under these agreements due within one year total $203,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of December 31, 2008, minimum obligations due within one year under agreements with providers of billing and collection services and outsourced customer support total $48,000.

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

8. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The net increase in the valuation allowance for the six months ended December 31, 2008, was approximately $1,762,000 due to management’s determination that it is more likely than not that the deferred tax asset will not be realized.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of December 31, 2008, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $21.4 million and $30.0 million respectively. The losses begin to expire in fiscal year 2010. In addition, the Company has available tax credit carryforwards of approximately $2.6 million and $1.5 million for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2009. California tax credits can be carried over indefinitely.

9. Recent Accounting Pronouncements

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management does not anticipate that the adoption of FSP FAS 142-3 will have a material impact on the Company’s financial condition or results of operations.

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

Our legacy services add features and functionality to the telecommunications services used by mainstream consumers and small and home offices and are provided on a free trial or subscription basis. Our Phone Companion Software (PCS)-based services are delivered on our proprietary Enhanced Services Platform, which allows subscribers to manage calls across their existing landline, mobile and Internet networks. Our services enable subscribers to receive, respond and manage calls or faxes on most communications devices without requiring them to purchase or install additional hardware, purchase additional telecommunications services, change their phone number, or switch their service provider. Calls can be accessed on a subscriber’s handset, in email, or on the Internet. Our Enhanced Services Platform intercepts inbound phone and fax calls to our subscribers and is able to redirect these calls to the devices or access points selected by the subscribers using their existing telecommunications lines. In addition, the Enhanced Services Platform enables us to provide virtual phone and fax numbers to our subscribers who then can publish multiple phone or fax numbers for use with a single phone line. As of December 31, 2008, we had approximately 361,000 paying subscribers for our services. We currently view these services as strategic only to the extent they provide capital resources to fund our new web collaboration software. Our intent is to maximize cash flow from the legacy business and only invest in systems maintenance to keep these services running.

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

Our historical business has been a traditional direct-to-consumer dial-up business with an Internet voicemail application that ensures subscribers won’t miss calls while on line with their dial-up connection. Our legacy business includes approximately 361,000 subscribers as of December 31, 2008.

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

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and evaluate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $235,000 as of December 31, 2008 and $285,000 as of June 30, 2008. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At December 31, 2008, we had net deferred tax assets of $12.6 million. Due to the uncertainty of realizing these net deferred tax assets, we have recorded a valuation allowance for the entire balance of the deferred tax assets. Such uncertainty primarily relates to the potential for net operating loss carryforwards and tax credits which begin to expire in 2010 and 2009, respectively, to be realized against future taxable income. We will continue to assess the likelihood of realization of these assets.

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

We have adopted SFAS No. 157 which establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

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

Both the Financial Accounting Standards Board (FASB) and the staff of the SEC have re-emphasized the importance of sound fair value measurement in financial reporting. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This statement clarifies that determining fair value in an inactive or dislocated market depends on facts and circumstances and requires significant management judgment. This statement specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available. Our fair value measurement policies are consistent with the guidance in FSP No. FAS 157-3.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following tables set forth our statement of operations data for each of the periods indicated (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Statement of Operations Data:
Revenues	$4,031	$4,877	$8,373	$10,229
Cost of sales	1,858	1,807	3,636	3,739

Gross profit	2,173	3,070	4,737	6,490
Operating expenses:
Sales and marketing	1,551	1,951	2,795	3,521
Research and development	1,331	1,448	2,958	3,050
General and administrative	1,622	1,766	3,283	3,946
Restructuring charges	—	—	787	1,095

Total operating expenses	4,504	5,165	9,823	11,612

Operating loss	(2,331)	(2,095)	(5,086)	(5,122)
Impairment loss on marketable securities	(2,500)	—	(2,500)	—
Interest income	175	690	454	1,390

Loss before income taxes	(4,656)	(1,405)	(7,132)	(3,732)
Income tax expense	—	—	—	—

Net loss	$(4,656)	$(1,405)	$(7,132)	$(3,732)

Three Months Ended December 31, 2008 and December 31, 2007

Revenues. Revenues were $4,031,000 for the three months ended December 31, 2008, compared to $4,877,000 for the three months ended December 31, 2007, a decrease of $846,000, or 17%. Subscription revenues were $4,016,000 for the three months ended December 31, 2008, representing 99% of revenues, compared to $4,809,000 for the three months ended December 31, 2007, representing 99% of revenues, a decrease of $793,000, or 16%. The decrease in our revenues was attributable primarily to a decrease in the number of paying subscribers from approximately 536,000 at December 31, 2007 to approximately 361,000 at December 31, 2008. The decrease in subscribers is driven by the migration of dial up users to broad band which is a trend we expect to continue. Revenues from our indirect channel distributors for the three months ended December 31, 2008, were $524,000 or 13% of revenues compared to $570,000 or 12% of revenues for the same period last year. Revenue from our new Unified Communications services did not contribute materially to our current quarter’s performance and we do not expect a material contribution for the remainder of our fiscal year.

Cost of sales. Cost of sales was $1,858,000 for the three months ended December 31, 2008, compared to $1,807,000 for the three months ended December 31, 2007, an increase of $51,000, or 3%. The significant increase as a percentage of sales is caused by the amortization of acquired intangible assets. The amortization expense incurred in the current quarter was $527,000, or 13% of sales. This non-cash amortization expense will negatively impact our gross margin throughout the remainder of our current fiscal year and for approximately the next five years as we amortize the purchase price into cost of sales.

Sales and marketing. Sales and marketing expenses were $1,551,000, or 38% of revenues, for the three months ended December 31, 2008, compared to $1,951,000, or 40% of revenues, for the three months ended December 31, 2007, a decrease of $400,000, or 21%. We have significantly reduced our advertising expense associated with our legacy services as we focus on bringing our new service offerings to market. In addition, headcount associated with the marketing and sales of our legacy products has been reduced. We expect sales and marketing expenses will increase in future quarters as we build out our sales force and expand our web based advertising associated with our new product lines.

Research and development. Research and development expenses were $1,331,000, or 33% of revenues, for the three months ended December 31, 2008, compared to $1,448,000, or 30% of revenues, for the three months ended December 31, 2007. The decrease on an absolute dollar basis reflects the consolidation and migration of most of our research and development to Eastern Europe. The increase as a percentage of sales was driven by the decline in our legacy revenue which has not yet been offset by revenue from our new Unified Communications services. We believe it is essential to have a strong and efficient research and development team as we develop new products in the unified communications and collaboration market. We will be frequently adapting to new mobile device specifications and updating our existing product base because one of our key differentiators will be mobile collaboration. We will continue to invest in new technologies and will frequently upgrade our mobile collaboration and conferencing technologies in an effort to stay at the forefront of the Unified Collaboration and Conferencing market. We expect research and development costs to remain relatively flat throughout the remainder of our current fiscal year.

General and administrative. General and administrative expenses were $1,662,000, or 40% of revenues for the three months ended December 31, 2008, compared to $1,766,000, or 36% of revenues, for the three months ended December 31, 2007, a decrease of $144,000, or 8%. The increase as a percentage of sales was driven by the decline in our legacy revenue which has not yet been offset by revenue from our new Unified Communications services. Overall, general and administrative expenses have declined due to reductions in headcount associated with our legacy lines of business, lower bad debt expense, and lower management incentive compensation. We expect general and administrative expenses to remain relatively flat for the remainder of the fiscal year as the majority of these expenses are fixed.

Impairment loss on marketable securities. Based on third party valuation models and an analysis of other-than-temporary impairment factors, we had previously determined that our auction rate securities were not permanently impaired. However, during the quarter ended December 31, 2008, one of the auction rate securities stopped paying interest. This particular security was a contingency fund for Financial Guarantee Insurance Company (“FGIC”), a bond insurer that has been substantially downgraded by ratings agencies due to financial hardship. FGIC removed the assets of the fund and replaced them with FGIC preferred stock. The lack of performance and the deterioration of FGIC have led us to conclude that this security is other than temporarily impaired. Accordingly, we have recorded a permanent impairment loss of $2.5 million for the entire value of the security.

Income tax provision. No tax benefit was derived from the net loss recognized during the three months ended December 31, 2008 and 2007 due to the valuation allowance established to offset our deferred tax assets. Total deferred tax assets amount to $12.6 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net loss. Net loss was $4,656,000 for the three months ended December 31, 2008, compared to net loss of $1,405,000 for the three months ended December 31, 2007. The increase in the net loss is due primarily to the impairment of marketable securities, lower interest income, and increased amortization of purchased intangibles.

Six Months Ended December 31, 2008 and December 31, 2007

Revenues. Revenues were $8,373,000 for the six months ended December 31, 2008, compared to $10,229,000 for the six months ended December 31, 2007, a decrease of $1,856,000, or 18%. Subscription revenues were $8,337,000 for the six months ended December 31, 2008, representing 99% of revenues, compared to $10,133,000 for the six months ended December 31, 2007, representing 99% of revenues, a decrease of $1,796,000, or 18%. The decrease in our revenues was attributable primarily to a decrease in the number of paying subscribers from approximately 536,000 at December 31, 2007 to approximately 361,000 at December 31, 2008. The decrease in subscribers is driven primarily from the migration of dial up users to broad band which is a trend we expect to continue. Revenues from our indirect channel distributors for the six months ended December 31, 2008, were $992,000 or 12% of revenues compared to $1,190,000 or 12% of revenues for the same period last year. Revenue from our new Unified Communications services did not contribute materially to our performance during the six months ended December 31, 2008, and we do not expect a material contribution for the remainder of our fiscal year.

Cost of sales. Cost of sales was $3,636,000 for the six months ended December 31, 2008, compared to $3,739,000 for the six months ended December 31, 2007. The significant increase as a percentage of sales is caused by the amortization of acquired intangible assets. The amortization expense incurred in six months ended December 31, 2008 was $923,000, or 11% of sales. This non-cash amortization expense will negatively impact our gross margin throughout the remainder of our current fiscal year and for approximately the next five years as we amortize the purchase price into cost of sales.

Sales and marketing. Sales and marketing expenses were $2,795,000, or 33% of revenues, for the six months ended December 31, 2008, compared to $3,521,000, or 34% of revenues, for the six months ended December 31, 2007. We have significantly reduced our advertising expense associated with our legacy services as we focus on bringing our new service offerings to market. In addition, headcount associated with the marketing and sales of our legacy products has been reduced. We expect sales and marketing expenses will increase in future quarters as we build out our sales force and expand our web based advertising associated with our new product lines.

Research and development. Research and development expenses were $2,958,000, or 35% of revenues, for the six months ended December 31, 2008, compared to $3,050,000, or 30% of revenues, for the six months ended December 31, 2007. The decrease on an absolute dollar basis reflects the consolidation and migration of most of our research and development to Eastern Europe. The increase as a percentage of sales was driven by the decline in our legacy revenue which has not yet been offset by revenue from our new Unified Communications services. We believe it is essential to have a strong and efficient research and development team as we develop new products in the unified communications and collaboration market. We will be frequently adapting to new mobile device specifications and updating our existing product base because one of our key differentiators will be mobile collaboration. We will continue to invest in new technologies and will be frequently upgrading our mobile collaboration and conferencing technologies in an effort to stay at the forefront of the Unified Collaboration and Conferencing market. We expect research and development costs to remain relatively flat throughout the remainder of our current fiscal year.

General and administrative. General and administrative expenses were $3,283,000, or 39% of revenues for the six months ended December 31, 2008, compared to $3,946,000, or 39% of revenues, for the six months ended December 31, 2007, a decrease of $663,000, or 17%. General and administrative expenses have declined due to reductions in headcount associated with our legacy lines of business, lower bad debt expense, and lower management incentive compensation. We expect general and administrative expenses to remain relatively flat for the remainder of the fiscal year as the majority of these expenses are fixed.

Impairment loss on marketable securities. Based on third party valuation models and an analysis of other-than-temporary impairment factors, we had previously determined that our auction rate securities were not permanently impaired. However, during the quarter ended December 31, 2008, one of the auction rate securities stopped paying interest. This particular security was a contingency fund for Financial Guarantee Insurance Company (“FGIC”), a bond insurer that has been substantially downgraded by ratings agencies due to financial hardship. FGIC removed the assets of the fund and replaced them with FGIC preferred stock. The lack of performance and the deterioration of FGIC have led us to conclude that this security is other than temporarily impaired. Accordingly, we have recorded a permanent impairment loss of $2.5 million for the entire value of the security.

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

Income tax provision. No tax benefit was derived from the net loss recognized during the six months ended December 31, 2008 and 2007 due to the valuation allowance established to offset our deferred tax assets. Total deferred tax assets amount to $12.6 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net loss. Net loss was $7,132,000 for the six months ended December 31, 2008, compared to net loss of $3,732,000 for the six months ended December 31, 2007. The increase in the net loss is due primarily to the impairment of marketable securities, lower interest income, and increased amortization of purchased intangibles.

Liquidity and Capital Resources

At December 31, 2008, our principal sources of liquidity were cash and cash equivalents of $21,643,000, marketable securities of $4,345,000, and accounts receivable net of allowance for doubtful accounts of $1,384,000. We do not expect cash flow from operations to be positive in the current fiscal year. Although we expect losses from operations as we migrate our business from our legacy dial-up line of business to our current unified communications product suite, we believe our current cash reserves are adequate to cover the anticipated losses over the next twelve months. We reexamine our cash requirements periodically in light of changes in our business.

Cash and cash equivalents and marketable securities declined from $38.6 million at June 30, 2008 to $26.0 million at December 31, 2008. This decrease is primarily due to the purchase of technology from WebMessenger for $9.0 million, cash used in operations of $2.3 million, and the repayment of short term debt of $1.0 million.

During the quarter ended December 31, 2007, the Company’s auction rate securities began to fail auction due to sell orders exceeding buy orders. Of our $7.7 million marketable securities portfolio at December 31, 2008, $3.3 million is currently associated with failed auctions. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. All of the auction rate securities were AAA quality and were in compliance with our investment policy at the time of acquisition. We currently have the ability and intent to hold these investments until a recovery of the auction process or until maturity. Auction failures related to this type of security are symptomatic of current conditions in the broader debt markets and are not unique to CallWave.

Based on third party valuation models and an analysis of other-than-temporary impairment factors, we had previously determined that these securities were not permanently impaired. However, during the quarter ended December 31, 2008, one of our auction rate securities stopped paying interest. The lack of performance on this security has led us to conclude that it is other than temporarily impaired. Accordingly, we have recorded a permanent impairment loss of $2.5 million for the entire value of the security.

The remaining auction rate securities are still rated as investment grade and continue to pay interest. It is our opinion that liquidity will eventually be restored and the par value of these securities will be recovered. However, we have recorded accumulated unrealized losses within other comprehensive loss of approximately $4.2 million pre-tax as of December 31, 2008, related to a temporary impairment of these auction rate securities.

We are uncertain when liquidity will be restored to these securities. Accordingly, the remaining auction rate securities have been classified as non-current assets. These securities are being analyzed each reporting period for impairment, including other-than-temporary impairment factors.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk. We do not currently hedge foreign currency exposures. We believe that a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.

Interest rate sensitivity. We had cash and cash equivalents totaling $21.6 million and marketable securities totaling $8.0 million (including auction rate securities) at December 31, 2008, and cash and cash equivalents totaling $29.8 million and marketable securities totaling $16.3 million (including auction rate securities) at June 30, 2008. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities, including auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Declines in interest rates, however, will reduce our future interest income. If interest rates were to decline by 3.0% as compared to the rates at December 31, 2008, our interest income would decrease by approximately $227,000 on a quarterly basis based on the outstanding balance of our marketable securities and money market funds at September 30, 2008. A decline in market value of 3.0% would reduce the value of our marketable securities by approximately $230,000.

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

At our 2008 Annual Meeting of Stockholders held on December 15, 2008 (the “Annual Meeting”), our stockholders: (i) elected seven directors to serve until the 2009 Annual Meeting (Proposal No. 1); and (ii) ratified the appointment of Mayer Hoffman McCann P.C. as independent auditors for the fiscal year ending June 30, 2009 (Proposal No. 2). The tabulation of votes for each of the proposals is set forth below:

Proposal No. 1

Election of seven directors to serve until the 2009 Annual Meeting:

FOR	AGAINST
14,366,766	4,040,267

Proposal No. 2

Ratification of the appointment of Mayer Hoffman McCann P.C. as independent auditors of the Company for the 2009 fiscal year:

FOR	AGAINST	ABSTAIN
16,815,491	1,409,669	181,873

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(4)	Bylaws of the Registrant.

10.1	Fourth Amendment to 2004 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Registrant’s Registration Statement Amendment No. 5 on Form S-1 (File No. 333-115438) filed on September 27, 2004 and incorporated herein by reference.

(2)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006 and incorporated herein by reference.

(3)	Previously filed in the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2007 and incorporated herein by reference.

(4)	Previously filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-115438) on May 13, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLWAVE, INC.,

Date: February 13, 2009	By:	/s/ Jeffrey Cavins
Jeffrey Cavins President and Chief Executive Officer

Date: February 13, 2009	By:	/s/ Mark Stubbs
Mark Stubbs Chief Financial Officer (principal financial and accounting officer)