Form 10-Q
period 2009-03-31
CALLWAVE INC
filed 2009-05-05
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

At May 1, 2009, the number of shares outstanding of the registrant’s common stock, no par value, was 21,175,971.

CALLWAVE INC.

Form 10-Q

For the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALLWAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of March 31, 2009	As of June 30, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,294	$29,839
Restricted cash	1,350	—
Marketable securities, available for sale, at fair value	13,949	8,768
Accounts receivable; net of allowance for doubtful accounts of $209 and $285, respectively	822	1,774
Other current assets	1,644	581

Total current assets	39,059	40,962
Property and equipment, net	2,245	2,355
Intangible assets, net	11,426	5,652
Auction rate securities, available for sale, at fair value	1,526	7,492
Other assets	118	129

Total assets	$54,374	$56,590

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$874	$710
Accrued payroll	1,042	583
Deferred revenue	400	600
Other current liabilities	1,343	1,754
Short term debt	—	1,000

Total current liabilities	3,659	4,647
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, no par value; 100,000 shares authorized at March 31, 2009 and June 30, 2008; 21,176 shares issued and outstanding at March 31, 2009 and June 30, 2008.	75,503	74,948
Other accumulated comprehensive loss	(5,972)	(2,537)
Accumulated deficit	(18,816)	(20,468)

Total stockholders’ equity	50,715	51,943

Total liabilities and stockholders’ equity	$54,374	$56,590

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue	$2,936	$5,153	$11,309	$15,381
Cost of sales	1,720	1,699	5,356	5,438

Gross profit	1,216	3,454	5,953	9,943
Operating expenses (1):
Sales and marketing	1,231	1,293	4,037	4,811
Research and development	1,194	1,017	4,158	4,068
General and administrative	1,806	1,930	5,073	5,877
Restructuring charges	—	1,043	787	2,138

Total operating expenses	4,231	5,283	14,055	16,894

Operating loss	(3,015)	(1,829)	(8,102)	(6,951)
Impairment loss on marketable securities	—	—	(2,500)	—
Gain on sale of fax customer base	11,744	—	11,744	—
Interest income	128	590	583	1,980

Income (loss) before income taxes	8,857	(1,239)	1,725	(4,971)
Income tax expense	73	—	73	—

Net income (loss)	$8,784	$(1,239)	$1,652	$(4,971)

Net income (loss) per share:
Basic	$0.41	$(0.06)	$0.08	$(0.24)
Diluted	$0.41	$(0.06)	$0.08	$(0.24)
Weighted average common shares outstanding:
Basic	21,176	21,026	21,176	20,962
Diluted	21,188	21,026	21,258	20,962
(1) Includes stock-based compensation as follows:
Sales and marketing	$36	$(74)	$99	$129
Research and development	12	(43)	86	130
General and administrative	122	109	365	317
Restructuring charges	—	80	9	370

See accompanying notes.

CALLWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,652	$(4,971)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,024	815
Stock based compensation	559	946
Bad debt expense	336	531
Realized loss on sale of marketable securities	—	14
Impairment loss on marketable securities	2,500	—
Loss on disposal of fixed assets	290	29
Gain on sale of fax customer base	(11,744)	—
Changes in operating assets and liabilities:
Accounts receivable, net of bad debt expense	616	(100)
Other assets	(108)	(431)
Accounts payable	164	(88)
Accrued payroll and other liabilities	(19)	643
Deferred revenue	(200)	(107)
Income taxes payable	67	7

Net cash used in operating activities	(3,863)	(2,712)
Cash flows from investing activities:
Purchases of intangible assets	(7,225)	(275)
Funding of purchase escrow	(1,800)	—
Release of escrow funds	450	—
Purchases of marketable securities	(9,962)	(18,012)
Proceeds from sale of fax customer base	10,800	—
Sales of marketable securities	4,762	28,224
Purchases of property and equipment	(757)	(881)

Net cash (used in) provided by investing activities	(3,732)	9,056
Cash flows from financing activities:
Repayment of short term debt	(1,000)	—
Proceeds from exercises of stock options	—	301

Net cash (used in) provided by financing activities	(1,000)	301

Effect of exchange rate changes on cash and cash equivalents	50	—
Net increase (decrease) in cash and cash equivalents	(8,545)	6,645
Cash and cash equivalents at beginning of the period	29,839	20,299

Cash and cash equivalents at end of the period	$21,294	$26,944

Supplemental schedule of non-cash transactions:
Proceeds from sale of fax customer base funded into escrow	$1,200	$—

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

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Foreign currency translation—The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. All foreign operations use the local currency as the functional currency and are principally related to research and development activities. The Company’s foreign operations do not currently generate revenue. Local currency denominated assets and liabilities are translated at the period-end exchange rate. Expenses are translated at the average exchange rates during the period. Gains or losses resulting from foreign currency translation are included as a component of Other Comprehensive Income (Loss) in the condensed consolidated balance sheet. The Company does not currently use forward contracts to hedge foreign currency exposure.

Comprehensive income (loss)—The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net income (loss)	$8,784	$(1,239)	$1,652	$(4,971)
Other comprehensive income:
Change in unrealized loss on available for sale securities	(1,748)	(1,568)	(3,486)	(2,294)
Change in accumulated translation adjustments	29	—	50	—

Total comprehensive income (loss)	$7,065	$(2,807)	$(1,784)	$(7,265)

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

Marketable securities—Marketable securities consist of investment grade government agency and corporate debt securities. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at fair market value. Unrealized gains and losses are reflected in other comprehensive income (loss).

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the quarter ended December 31, 2007, the Company’s auction rate securities began to fail auction due to sell orders exceeding buy orders. Of the Company’s $15.5 million marketable securities portfolio at March 31, 2009, $1.5 million is currently associated with failed auctions. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. All of the auction rate securities were AAA quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these investments until a recovery of the auction process or until maturity. Auction failures related to this type of security are symptomatic of current conditions in the broader debt markets and are not unique to CallWave.

Based on third party valuation models and an analysis of other-than-temporary impairment factors, the Company had previously determined that these securities were not permanently impaired. However, during the quarter ended December 31, 2008, one of the auction rate securities stopped paying interest. This particular security was a contingency fund for Financial Guarantee Insurance Company (“FGIC”), a bond insurer that has been substantially downgraded by ratings agencies due to financial hardship. FGIC removed the assets of the fund and replaced them with FGIC preferred stock. The lack of performance and the deterioration of FGIC have led management to conclude that this security is other than temporarily impaired. Accordingly, the Company recorded a permanent impairment loss of $2.5 million for the entire value of the security during the quarter ended December 31, 2008.

The remaining auction rate securities are still rated as investment grade and continue to pay interest. It is management’s opinion that liquidity will eventually be restored and the par value of these securities will be recovered. However, the Company has recorded accumulated unrealized losses within other accumulated comprehensive loss of approximately $6.0 million pre-tax as of March 31, 2009, related to a temporary impairment of these auction rate securities.

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

Concentrations of credit risk—The Company has a concentration of credit risk from an agreement with a vendor for billing and collection services provided for a portion of the Company’s paid users. The Company would be subject to sustaining a loss relative to its current receivable balance if the vendor failed to perform under the terms of the agreement. The receivable from the vendor at March 31, 2009 and June 30, 2008 was $549,000 and $984,000, respectively.

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

Net income ( loss) per share—The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon exercise of stock options and warrants. The dilutive effect of outstanding stock options and warrants is reflected in diluted income (loss) per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(unaudited, in thousands except per share data)
Basic and diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$8,784	$(1,239)	$1,652	$(4,971)

Weighted-average common shares outstanding	21,176	21,026	21,176	20,962
Effect of dilutive securities:
Stock options and warrants	12	—	82	—
Convertible preferred shares	—	—	—	—

Weighted-average common shares outstanding for diluted calculation	21,188	21,026	21,258	20,962

Net income (loss) per share:
Basic	$0.41	$(0.06)	$0.08	$(0.24)
Diluted	$0.41	$(0.06)	$0.08	$(0.24)

Outstanding options to purchase 3,680,000 and 3,575,000 shares at March 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis consisted of the following types of instruments at March 31, 2009 (in thousands):

Description	Level 1	Level 2	Level 3	Total Balance
Cash and cash equivalents	$21,294	$—	$—	$21,294
Marketable securities	13,949	—	—	13,949
Auction rate securities	—	—	1,526	1,526

Total measured at fair value	$35,243	$—	$1,526	$36,769

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Auction rate securities (in thousands)
Beginning balance (July 1, 2008)	$7,492
Total gains or (losses):
Included in earnings	(2,500)
Included in other comprehensive income (loss)	(3,466)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Ending balance (March 31, 2009)	$1,526

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Intangible Assets

In January 2006, the Company entered into a license agreement with an independent software company to use certain software programs and related intellectual property in CallWave’s products. In March 2006, the Company entered into a license agreement with Web Telephony, Inc., to use certain patent rights. In March 2007, the Company entered into a license agreement with j2 Global Communications and Catch Curve for a fully paid-up nonexclusive license to use certain licensed patents for non-fax services. These up front license payments were classified as intangible assets. The Company is amortizing the cost of the intangible assets on a straight-line basis over the life of the underlying patents. In addition, the Company purchased software from Intelligent Gadgets for $1.6 million in June 2008, and the Company purchased software from WebMessenger, Inc. for $9.0 million in August 2008, $1.35 million of which is being held in escrow for a period of up to one year to secure the seller’s obligations under the purchase agreement. When these contingencies are resolved, any escrow payments to the buyer will added to intangible assets and amortized over the estimated useful life of the asset. This software is being amortized over its estimated useful life of five years. The weighted average amortizable life of the intangible assets is 6.7 years. Amortization expense for the quarters ended March 31, 2009 and 2008 was $524,000 and $87,000, respectively, and $1,447,000 and $263,000 for the nine months ended March 31, 2009 and 2008, respectively.

Intangible assets consist of the following (in thousands):

	As of March 31, 2009	As of June 30, 2008
Amortizable intangible assets:
Purchased licenses, at cost	$13,369	$6,147
Less: accumulated amortization	(1,943)	(495)

Intangible assets, net	$11,426	$5,652

Estimated future amortization expense is as follows:

Twelve months ending March 31,
(in thousands)
2010	$2,098
2011	2,098
2012	2,098
2013	2,098
2014	910
Thereafter	2,124

4. Stockholders’ Equity

Common Stock

As of March 31, 2009 and June 30, 2008, the Company is authorized to issue 100,000,000 shares of common stock, of which, 3,760,000 and 3,033,000 shares of common stock are reserved for stock options issued and outstanding, respectively.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Share-Based Payments

As of March 31, 2009, the Company’s stock option plans consist of the 2004 Option Plan, the 2000 Option Plan and the 1999 Option Plan. The maximum shares issuable under these plans at March 31, 2009, consist of 5,832,764 shares, 2,250,000 shares and 1,350,000 shares authorized of which 3,473,617, 214,041 and 72,030 options are outstanding under the 2004, 2000, and 1999 Option Plans, respectively.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Weighted average fair value of stock options granted	$0.35	$1.28	$0.76	$1.33
Risk free interest rate	1.55%	2.87%	1.55-3.08%	2.87-4.26%
Expected life (in years)	4.0	4.0	4.0	4.0
Expected volatility	66%	55%	52-66%	54-55%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected forfeiture rate	9-63%	10-63%	9-63%	9-63%

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of option activity under the Option Plans as of March 31, 2009, and changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	3,033,348	$3.31
Granted	875,254	2.29
Exercised	—	—
Forfeited or expired	(322,857)	2.92

Outstanding at September 30, 2008	3,585,745	3.10
Granted	561,000	1.23
Exercised	—	—
Forfeited or expired	(528,493)	2.60

Outstanding at December 31, 2008	3,618,252	2.88
Granted	206,000	0.68
Exercised	—	—
Forfeited or expired	(64,564)	1.68

Outstanding at March 31, 2009	3,759,688	$2.78	3.44	$41

Vested or expected to vest at March 31, 2009	3,069,038	$2.98	3.24	$23

Exercisable at March 31, 2009	1,502,112	$3.74	2.39	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount will change based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the nine months ended March 31, 2009 and 2008, was $0 and $40,000, respectively.

As of March 31, 2009, there was $2.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option Plans. That cost is expected to be recognized over a weighted-average period of 2.93 years. Total share-based compensation expense recognized for the nine months ended March 31, 2009 and 2008 was $559,000 and $946,000, respectively.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Commitments and Contingencies

Leases

The Company leases office space and certain office equipment under non-cancelable operating leases. Before restructuring charges, rental expense under operating lease agreements was $195,000 and $342,000 for the three months ended March 31, 2009 and 2008, respectively, and $709,000 and $739,000 for the nine months ended March 31, 2009 and 2008, respectively.

Future minimum commitments remaining under these agreements as of March 31, 2009, are as follows:

Twelve Months Ending March 31:	Minimum Commitment
(in thousands)
2010	$785
2011	467
2012	202
2013	142
2014 and thereafter	82

Other Commitments and Contingencies

The Company has long-distance service agreements with certain carriers. As of March 31, 2009, minimum obligations under these agreements due within one year total $242,000. However, the Company expects to maintain some form of long-distance service agreements indefinitely, and will likely assume similar obligations following the expiration of these agreements. As of March 31, 2009, minimum obligations due within one year under agreements with providers of billing and collection services and outsourced customer support total $41,000.

7. Restructuring Charges

During the quarter ended September 30, 2007, the Company announced a reorganization and reduction in workforce and the termination of the Chief Executive Officer. As a result of the reorganization, the Company incurred a restructuring charge of $1.1 million associated primarily with severance, health insurance, and accelerated stock option compensation expense. The entire charge was recognized in the quarter ended September 30, 2007.

During the quarter ended March 31, 2008, the Company announced a second reduction in workforce and the termination of several Executive Officers. As a result of the reduction in workforce, the Company incurred a time charge of $1 million associated primarily with severance, health insurance, accelerated stock option compensation expense, and facilities closures. The entire charge was recognized in the quarter ended March 31, 2008.

During the quarter ended September 30, 2008, the Company announced a third reorganization and reduction in workforce. As a result of the reorganization, the Company incurred a charge of $787,000 associated primarily with severance, health insurance, facilities consolidation and accelerated stock option compensation expense. The entire charge was recognized in the quarter ended September 30, 2008.

8. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences and net operating losses become deductible and tax credits become usable. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The net decrease in the valuation allowance for the nine months ended March 31, 2009, was $1,377,000. Management has determined that it is more likely than not that the deferred tax asset will not be realized.

CALLWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of March 31, 2009, the Company has cumulative net operating loss carryforwards for federal and California income tax purposes of approximately $12.4 million and $20.9 million respectively. The losses begin to expire in fiscal year 2010. In addition, the Company has available tax credit carryforwards of approximately $2.7 million and $1.6 million for federal and California tax purposes, respectively. The federal tax credits begin to expire in 2009. California tax credits can be carried over indefinitely.

In 2008 the Governor of California signed into law new tax legislation that suspended the use of California net operating loss carryforwards into the Company’s tax years ending June 30, 2009 and 2010. As a result, the Company is not permitted to use prior net operating losses to offset income generated in those years. The Company can, however, substantially reduce tax on any income generated in those years using tax credit carryforwards. This suspension will not apply to the Company’s tax years ending June 30, 2011 and beyond.

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

10. Sale of fax customer base

On February 23, 2009, the Company entered into an agreement with j2 Global Communications, Inc., providing for the sale of the assets related to Callwave’s “Virtual Fax” technology for $12,000,000. The assets primarily relate to the subscriber base that uses this technology and the associated revenue, accounts receivable and intellectual property. The Company incurred costs related to the transaction of $256,000, reducing the net gain to $11,744,000. As part of the agreement the parties entered into a cross license of their intellectual property assets. Of the total sales price, $1,200,000 million was deposited in escrow for a period of twelve months from the date of the agreement to secure the performance of the Company’s obligations under the agreement, reducing the net proceeds received by the Company to $10,800,000. Management believes the escrow funds will be released in their entirety at the end of the warranty period. As a result, the Company has recorded the escrow amount in other current assets.

11. Subsequent events

On May 4, 2009, the Company announced that it had initiated a tender offer to repurchase all of its issued and outstanding shares of common stock at a price of $1.15 per share. The tender offer will be funded with surplus cash on hand. It is expected that none of the Company’s directors and officers will tender their shares in the offer. According to the tender offer, the Company estimated that approximately 50% of outstanding shares would ultimately be repurchased for a total cost of $12.2 million, excluding related transaction costs.

The ultimate goal of the tender offer is to reduce the number of existing shareholders to below 300, allowing the Company to delist its stock from the NASDAQ Stock Exchange and take the Company private. If the tender offer does not succeed in reducing the number of existing shareholders below 300, the Company announced it would seek permission from shareholders for a reverse stock split followed by a payout of fractional shares that result from the split.

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

Our legacy services add features and functionality to the telecommunications services used by mainstream consumers and small and home offices and are provided on a free trial or subscription basis. Our Phone Companion Software (PCS)-based services are delivered on our proprietary Enhanced Services Platform, which allows subscribers to manage calls across their existing landline, mobile and Internet networks. Our services enable subscribers to receive, respond and manage calls or faxes on most communications devices without requiring them to purchase or install additional hardware, purchase additional telecommunications services, change their phone number, or switch their service provider. Calls can be accessed on a subscriber’s handset, in email, or on the Internet. Our Enhanced Services Platform intercepts inbound phone and fax calls to our subscribers and is able to redirect these calls to the devices or access points selected by the subscribers using their existing telecommunications lines. In addition, the Enhanced Services Platform enables us to provide virtual phone and fax numbers to our subscribers who then can publish multiple phone or fax numbers for use with a single phone line. As of March 31, 2009, we had approximately 292,000 paying subscribers for our services. We currently view these services as strategic only to the extent they provide capital resources to fund our new web collaboration software. Our intent is to maximize cash flow from the legacy business and only invest in systems maintenance to keep these services running.

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

CallWave FUZE

We launched our new enterprise-class collaboration product called FUZE on September 17, 2008 in New York at the Web 2.0 Expo New York and Interop New York 2008 tradeshows. FUZE was launched as a public Beta and during the Beta period, we received valuable customer feedback that FUZE was missing a critical screen sharing feature that we needed to include in the functionality for the product to be successful. After receiving this feedback we continued to offer FUZE in a beta version only and have been developing the critical screen sharing feature. We expect to launch our first paid version of FUZE in our fiscal fourth quarter. We will sell FUZE through online and telesales channels at launch. FUZE allows customers to meet online and bridges the gulf between the office and mobile devices. With FUZE, customers are now able to collaborate with clients and their teams instantly from anywhere and on any device. Meetings can be conducted from your desktop or mobile phone with High Definition (HD) quality and leverages proprietary synching and transport technology that ensures that content is always in-sync across multiple connections and countries. Our new FUZE platform incorporates high fidelity conferencing and enterprise-class security and reliability. FUZE also integrates federated IM across all popular IM platforms, is presence enabled and syncs with Microsoft Outlook so meetings are easy to schedule and coordinate.

CallWave WebMessenger

CallWave acquired certain assets of WebMessenger in August 2008 for $9.0 million. WebMessenger’s presence engine, transport protocols and federated IM technology has been integrated into our FUZE web collaboration product line which was introduced as a public Beta on September 17, 2008. FUZE is currently only available in a Beta version and will be launched for general availability in our fiscal fourth quarter. The Web Messenger product line allows the FUZE platform to extend collaboration to the mobile phone through what is defined as the Fuze Transport Protocal (FTP). We believe that this will be critical for web meeting and content providers to have an enterprise class collaboration solution that can be extended to the mobile endpoint devices. Through March 31, 2009 we had sold WebMessenger as a stand alone product line targeted at small and medium sized companies as well as enterprise customers. From April 1, 2009 going forward we will no longer continue to support this product line as a stand alone product and have discontinued all sales efforts targeted at selling this product line. We plan to offer the following WebMessenger product lines as free products sold online and used as a lead generation source for our FUZE Unified Communications product:

WebMessenger Message Alerts. WebMessenger Message Alerts allows end users and group administrators to define custom filters and alert rules that are automatically applied to all incoming email, SMS messages, and phone calls. Message Alerts manages and controls communications on mobile business devices. The WebMessenger Message Alerts product will be distributed online via web signup and will be used as a lead generation source for our FUZE Unified Communications product.

WebMessenger Mobile. WebMessenger Mobile extends presence and secure enterprise class IM to the mobile phone. The solution is federated across all enterprise collaboration platforms and public IM networks including Microsoft OCS/LCS, IBM Lotus Sametime, Jabber/XMPP, Reuters Messaging, MSN Messenger, AOL IM, Yahoo IM, Google Talk, Skype and ICQ. The platform is optimized for all major mobile platforms including BlackBerry, Windows Mobile, Apple iPhone, Symbian and Palm. WebMessenger Mobile will be distributed online via web signup and will be used as a lead generation source for our FUZE Unified Communications product.

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

CallWave Internet Fax

On February 25, 2009, CallWave announced that it had sold the subscriber base and related intellectual property associated with its legacy virtual fax technology for $12 million to j2 Global Communications.

CallWave Voicemail-To-Text

CallWave Voicemail-To-Text, launched January 2007, enables users to manage calls from multiple sources (i.e. PCs, and mobile and home phones), making available unlimited, searchable, easily archived digital voicemail. Voicemail-to-Text sends a copy of mobile phone voicemail messages to users’ email, enabling them to sort and prioritize, listen and respond to messages all from their email inbox. When not at the computer, users are notified of mobile voicemail messages via detailed text message, with the ability to sort messages, listen, pause, replay, save, delete or reply to the caller (via text or callback), all from their desktop. In January 2008, CallWave also launched Voicemail-to-Text for Apple products that have the look and feel of Apple operating systems. Beginning April 1, 2009 we will not offer this product for sale. We will continue to support the legacy base of customers, but will not allow new signups.

CallWave Web 2.0 Widgets

Widgets are mini web applications that are very simple to download and highly cost-effective channels for delivering software and services to consumers whom we may not reach through other marketing channels. During the year, CallWave introduced SMS text messaging widgets in addition to the wireless industry’s first visual voicemail widget. The visual voicemail widget enables users to view their list of wireless mobile voice messages on their desktop and then prioritize and listen to these messages. The SMS text widget allows desktop sending of text messages domestically within the United States. All widgets have access to a PhonePage described below. We distribute our widgets on popular galleries including Google, Apple, Yahoo!, Microsoft, and social networks. The widgets are currently free and will be used as a lead generation channel for our FUZE product.

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

•

Extend FUZE to mobile devices – smartphones and business users. Integrating WebMessenger’s proprietary transport protocols and presence-based technology with FUZE allows CallWave to offer FUZE to Mobile endpoint devices. With this unique capability, FUZE collaboration applications can be extended globally, securely and across platforms to mobile devices without downloading any software. FUZE is designed to work through any mobile endpoint device or personal computer (PC) screen and an IP connection, which means FUZE will be able to operate on most end-point devices including set-top boxes, gaming consoles and other platforms that are being developed and will be brought to market. CallWave plans to leverage FUZE’s unique mobile extensibility, technology independence and platform agnostic abilities.

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

Our historical business has been a traditional direct-to-consumer dial-up business with an Internet voicemail application that ensures subscribers won’t miss calls while on line with their dial-up connection. Our legacy business includes approximately 292,000 subscribers as of March 31, 2009.

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

Allowances for Doubtful Accounts

We record an allowance for doubtful accounts based on our historical experience with bad debts. We periodically review and evaluate bad debt reserves held by the local telephone companies and the third party that manages our billing relationship with the telephone companies. Judgment is required when we assess the realization of receivables, including assessing the probability of collection. Our allowance for doubtful accounts totaled $209,000 as of March 31, 2009 and $285,000 as of June 30, 2008. Our allowance for doubtful accounts is correlated with our aggregate billings through the local telephone companies.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. At March 31, 2009, we had net deferred tax assets of $10 million. Due to the uncertainty of realizing these net deferred tax assets, we have recorded a valuation allowance for the entire balance of the deferred tax assets. Such uncertainty primarily relates to the potential for net operating loss carryforwards and tax credits which begin to expire in 2010 and 2009, respectively, to be realized against future taxable income. We will continue to assess the likelihood of realization of these assets.

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

Marketable securities

Marketable securities consist of investment grade government agency and corporate debt securities. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at fair value. Unrealized gains and losses are reflected in other comprehensive income (loss).

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following tables set forth our statement of operations data for each of the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Statement of Operations Data:
Revenues	$2,936	$5,153	$11,309	$15,381
Cost of sales	1,720	1,699	5,356	5,438

Gross profit	1,216	3,454	5,953	9,943
Operating expenses:
Sales and marketing	1,231	1,293	4,037	4,811
Research and development	1,194	1,017	4,158	4,068
General and administrative	1,806	1,930	5,073	5,877
Restructuring charges	—	1,043	787	2,138

Total operating expenses	4,231	5,283	14,055	16,894

Operating loss	(3,015)	(1,829)	(8,102)	(6,951)
Impairment loss on marketable securities	—	—	(2,500)	—
Gain on sale of fax customer base	11,744	—	11,744	—
Interest income	128	590	583	1,980

Income (loss) before income taxes	8,857	(1,239)	1,725	(4,971)
Income tax expense	73	—	73	—

Net income (loss)	$8,784	$(1,239)	$1,652	$(4,971)

Three Months Ended March 31, 2009 and March 31, 2008

Revenues. Revenues were $2,936,000 for the three months ended March 31, 2009, compared to $5,153,000 for the three months ended March 31, 2008, a decrease of $2,217,000, or 43%. Subscription revenues were $2,923,000 for the three months ended March 31, 2009, representing 99% of revenues, compared to $5,130,000 for the three months ended March 31, 2008, representing 99% of revenues, a decrease of $2,207,000, or 43%. The decrease in our revenues was attributable primarily to a decrease in the number of paying subscribers from approximately 509,000 at March 31, 2008 to approximately 292,000 at March 31, 2009. The decrease in subscribers is primarily driven by the migration of dial up users to broad band which is a trend we expect to continue. In addition, the sale of the fax customer base to j2 Global Communications reduced our number of subscribers by approximately 50,000. Revenues from our indirect channel distributors for the three months ended March 31, 2009, were $364,000 or 12% of revenues compared to $540,000 or 10% of revenues for the same period last year. Revenue from our new Unified Communications services did not contribute materially to our current quarter’s performance and we do not expect a material contribution for the remainder of our fiscal year ending June 30, 2009. During the quarter we made the decision to discontinue all sales efforts related to our WebMessenger mobile enterprise class IM and presence engine product line, which has not generated material revenue to date, and focus all our resources on our FUZE Unified Communications and Conferencing product. We expect to launch our first paid version of FUZE in our fiscal fourth quarter but do not expect any material revenue contribution during the current fiscal year.

Cost of sales. Cost of sales was $1,720,000 for the three months ended March 31, 2009, compared to $1,699,000 for the three months ended March 31, 2008, an increase of $21,000. The significant increase as a percentage of sales is caused by the amortization of acquired intangible assets. The amortization expense incurred in the current quarter was $524,000, or 18% of sales. This non-cash amortization expense will negatively impact our gross margin throughout the remainder of our current fiscal year and for approximately the next five years as we amortize the purchase price of our WebMessenger acquisition into cost of sales. In addition, cost of sales was reduced in the quarter ended March 31, 2008, by a federal communications tax refund of $345,000.

Sales and marketing. Sales and marketing expenses were $1,231,000, or 42% of revenues, for the three months ended March 31, 2009, compared to $1,293,000, or 25% of revenues, for the three months ended March 31, 2008, a decrease of $62,000. The increase as a percentage of revenue was due to severance charges of $208,000 during the quarter ended March 31, 2009. The severance costs are directly related to the decision to discontinue selling our WebMessenger mobile enterprise class IM and presence engine product line. We eliminated the enterprise sales force associated with this product line. Going forward, we expect to focus our sales efforts around online marketing and tele-sales and expect our sales and marketing expenses to increase starting in our fiscal year 2010, beginning July 1, 2009.

Research and development. Research and development expenses were $1,194,000, or 41% of revenues, for the three months ended March 31, 2009, compared to $1,017,000, or 20% of revenues, for the three months ended March 31, 2008. The increase was driven by the decline in our legacy revenue which has not yet been offset by revenue from our new Unified Communications services. We believe it is essential to have a strong and efficient research and development team as we develop new products in the unified communications and collaboration market. We will be frequently adapting to new mobile device specifications and updating our existing product base because one of our key differentiators will be mobile collaboration. We will continue to invest in new technologies and will frequently upgrade our mobile collaboration and conferencing technologies in an effort to stay at the forefront of the Unified Collaboration and Conferencing market. We expect research and development costs to remain relatively flat throughout the remainder of our current fiscal year.

General and administrative. General and administrative expenses were $1,806,000, or 62% of revenues for the three months ended March 31, 2009, compared to $1,930,000, or 37% of revenues, for the three months ended March 31, 2008, a decrease of $124,000, or 6%. The increase as a percentage of sales was driven by the decline in our legacy revenue which has not yet been offset by revenue from our new Unified Communications services. Overall, general and administrative expenses have declined due to reductions in headcount associated with our legacy lines of business, lower bad debt expense, and lower management incentive compensation. We expect general and administrative expenses to remain relatively flat for the remainder of the fiscal year as the majority of these expenses are fixed.

Restructuring charges. During the quarter ended March 31, 2008, we announced a second reduction in workforce and the termination of several Executive Officers. As a result of the reduction in workforce, we incurred a charge of $1 million associated primarily with severance, health insurance, accelerated stock option compensation expense, and facilities closures. The entire charge was recognized in the quarter ended March 31, 2008.

Gain on sale of fax customer base. On February 23, 2009, the Company entered into an agreement with j2 Global Communications, Inc., providing for the sale of the assets related to Callwave’s “Virtual Fax” technology for $12,000,000. The assets primarily relate to the subscriber base that uses this technology and the associated revenue, accounts receivable and intellectual property. As part of the agreement the parties cross licensed their intellectual property assets. Of the total sales price, $1.2 million was deposited in escrow to secure the performance of the Company’s obligations under the agreement.

Income tax provision. No tax benefit was derived from the net loss recognized during the three months ended March 31, 2008 due to the valuation allowance established to offset our deferred tax assets. A tax provision of $73,000 was recorded during the quarter ended March 31, 2009, as a result of alternative minimum tax on the gain from the sale of our fax customer base to j2 Global Communications. Total deferred tax assets amount to $10 million at March 31, 2009 and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net income (loss). Net income was $8,784,000 for the three months ended March 31, 2009, compared to net loss of $(1,239,000) for the three months ended March 31, 2008. The income during the quarter ended March 31, 2009 was derived from the sale of our fax customer base to j2 Global Communications and not from continuing operations.

Nine Months Ended March 31, 2009 and March 31, 2008

Revenues. Revenues were $11,309,000 for the nine months ended March 31, 2009, compared to $15,381,000 for the nine months ended March 31, 2008, a decrease of $4,072,000, or 26%. Subscription revenues were $11,260,000 for the nine months ended March 31, 2009, representing 99% of revenues, compared to $15,266,000 for the nine months ended March 31, 2008, representing 99% of revenues, a decrease of $4,006,000, or 26%. The decrease in our revenues was attributable primarily to a decrease in the number of paying subscribers from approximately 509,000 at March 31, 2008 to approximately 292,000 at March 31, 2009. The decrease in subscribers is driven primarily by the migration of dial up users to broad band which is a trend we expect to continue. In addition, the sale of the fax customer base to j2 Global Communications reduced our number of subscribers by approximately 50,000. Revenues from our indirect channel distributors for the nine months ended March 31, 2009, were $1,356,000 or 12% of revenues compared to $1,730,000 or 11% of revenues for the same period last year. Revenue from our new Unified Communications services did not contribute materially to our performance during the nine months ended March 31, 2009, and we do not expect a material contribution for the remainder of our fiscal year ending June 30, 2009. During the year we made the decision to discontinue all sales efforts related to our WebMessenger mobile enterprise class IM and presence engine product line, which has not generated material revenue to date, and focus all our resources on our FUZE Unified Communications and Conferencing product. We expect to launch our first paid version of FUZE in our fiscal fourth quarter but do not expect any material revenue contribution during the current fiscal year.

Cost of sales. Cost of sales was $5,356,000 for the nine months ended March 31, 2009, compared to $5,438,000 for the nine months ended March 31, 2008. The significant increase as a percentage of sales is caused by the amortization of acquired intangible assets. The amortization expense incurred in the nine months ended March 31, 2009 was $1.4 million, or 12% of sales. This non-cash amortization expense will negatively impact our gross margin throughout the remainder of our current fiscal year and for approximately the next five years as we amortize the purchase price of our WebMessenger acquisition into cost of sales. In addition, cost of sales was reduced in the quarter ended March 31, 2008, by a federal communications tax refund of $345,000.

Sales and marketing. Sales and marketing expenses were $4,037,000, or 36% of revenues, for the nine months ended March 31, 2009, compared to $4,811,000, or 31% of revenues, for the nine months ended March 31, 2008. We have significantly reduced our advertising expense associated with our legacy services as we focused on bringing our new service offerings to market. In addition, headcount associated with the marketing and sales of our legacy products has been reduced. We expect sales and marketing expenses will increase in future quarters as we build out our sales force and expand our web based advertising associated with our new product lines. The reduction in advertising costs was partially offset by severance charges of $208,000 we incurred during the quarter ended March 31, 2009. The severance costs are directly related to the decision to discontinue selling our WebMessenger mobile enterprise class IM and presence engine product line. We eliminated the enterprise sales force associated with this product line. Going forward, we expect to focus our sales efforts around online marketing and tele-sales and expect our sales and marketing expenses to increase starting in our fiscal year 2010, beginning July 1, 2009.

Research and development. Research and development expenses were $4,158,000, or 37% of revenues, for the nine months ended March 31, 2009, compared to $4,068,000, or 26% of revenues, for the nine months ended March 31, 2008. The increase as a percentage of sales was driven by the decline in our legacy revenue which has not yet been offset by revenue from our new Unified Communications services. We believe it is essential to have a strong and efficient research and development team as we develop new products in the unified communications and collaboration market. We will be frequently adapting to new mobile device specifications and updating our existing product base because one of our key differentiators will be mobile collaboration. We will continue to invest in new technologies and will be frequently upgrading our mobile collaboration and conferencing technologies in an effort to stay at the forefront of the Unified Collaboration and Conferencing market. We expect research and development costs to remain relatively flat throughout the remainder of our current fiscal year.

General and administrative. General and administrative expenses were $5,073,000, or 45% of revenues for the nine months ended March 31, 2009, compared to $5,877,000, or 38% of revenues, for the nine months ended March 31, 2008, a decrease of $804,000, or 14%. General and administrative expenses have declined due to reductions in headcount associated with our legacy lines of business, lower bad debt expense, and lower management incentive compensation.

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

During the quarter ended March 31, 2008, we announced a second reduction in workforce and the termination of several Executive Officers. As a result of the reduction in workforce, we incurred a charge of $1 million associated primarily with severance, health insurance, accelerated stock option compensation expense, and facilities closures. The entire charge was recognized in the quarter ended March 31, 2008.

On August 28, 2008, we announced a third reorganization and reduction in workforce. As a result of the reorganization we incurred a charge of approximately $800,000 associated primarily with severance, health insurance, facilities consolidation, and accelerated stock option compensation expense. The entire charge was recognized in the quarter ended September 30, 2008. We do not expect further restructuring charges during our fiscal year ending June 30, 2009.

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

Gain on sale of fax customer base. On February 23, 2009, the Company entered into an agreement with j2 Global Communications, Inc., providing for the sale of the assets related to Callwave’s “Virtual Fax” technology for $12,000,000. The assets primarily relate to the subscriber base that uses this technology and the associated revenue, accounts receivable and intellectual property. As part of the agreement the parties cross licensed their intellectual property assets. Of the total sales price, $1.2 million was deposited in escrow to secure the performance of the Company’s obligations under the agreement.

Income tax provision. No tax benefit was derived from the net loss recognized during the nine months ended March 31, 2008 due to the valuation allowance established to offset our deferred tax assets. A tax provision of $73,000 was recorded during the quarter ended March 31, 2009, as a result of alternative minimum tax on the gain from the sale of our fax customer base to j2 Global Communications. Total deferred tax assets amount to $10 million and have been fully offset by a valuation allowance reflecting the fact that we have not determined that it is more likely than not that we will be able to use our deferred tax assets to reduce income taxes. We will continue to assess the likelihood of realization of our net deferred tax assets and will adjust the balance accordingly.

Net income (loss). Net income was $1,652,000 for the nine months ended March 31, 2009, compared to net loss of $(4,971,000) for the nine months ended March 31, 2008. The income for the nine months ended March 31, 2009 was derived from the sale of our fax customer base to j2 Global Communications and not from continuing operations.

Liquidity and Capital Resources

At March 31, 2009, our principal sources of liquidity were cash and cash equivalents of $21,294,000, marketable securities of $13,949,000, and accounts receivable net of allowance for doubtful accounts of $822,000.

On May 4, 2009, we announced a tender offer to repurchase all of our issued and outstanding shares of common stock at a price of $1.15 per share. The tender offer will be funded with surplus cash on hand. We expect that approximately 50% of outstanding shares will ultimately be repurchased for a total cost of $12.2 million, excluding related transaction costs. In addition, we do not expect cash flow from operations to be positive in the current fiscal year. Although we expect losses from operations as we migrate our business from our legacy dial-up line of business to our current unified communications product suite, we believe our current cash reserves are adequate to cover the cost of funding the tender offer as well as anticipated losses over the next twelve months. Other than the tender offer we do not expect any significant capital expenditures in the foreseeable future. We reexamine our cash requirements periodically in light of changes in our business.

Cash and cash equivalents and marketable securities declined from $38.6 million at June 30, 2008 to $35.2 million at March 31, 2009. This decrease is primarily due to the purchase of technology from WebMessenger for $9.0 million, cash used in operations of $3.8 million, and the repayment of short term debt of $1.0 million, offset by the receipt of $10.8 million for the sale of our fax customer base.

During the quarter ended December 31, 2007, our auction rate securities began to fail auction due to sell orders exceeding buy orders. Of our $15.5 million marketable securities portfolio at March 31, 2009, $1.5 million is currently associated with failed auctions. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. All of the auction rate securities were AAA quality and were in compliance with our investment policy at the time of acquisition. We currently have the ability and intent to hold these investments until a recovery of the auction process or until maturity. Auction failures related to this type of security are symptomatic of current conditions in the broader debt markets and are not unique to CallWave.

Based on third party valuation models and an analysis of other-than-temporary impairment factors, we had previously determined that these securities were not permanently impaired. However, during the quarter ended December 31, 2008, one of the auction rate securities stopped paying interest. This particular security was a contingency fund for Financial Guarantee Insurance Company (“FGIC”), a bond insurer that has been substantially downgraded by ratings agencies due to financial hardship. FGIC removed the assets of the fund and replaced them with FGIC preferred stock. The lack of performance and the deterioration of FGIC have led us to conclude that this security is other than temporarily impaired. Accordingly, we recorded a permanent impairment loss of $2.5 million for the entire value of the security during the quarter ended December 31, 2008.

The remaining auction rate securities are still rated as investment grade and continue to pay interest. It is our opinion that liquidity will eventually be restored and the par value of these securities will be recovered. However, we have recorded accumulated unrealized losses within other comprehensive loss of approximately $6.0 million pre-tax as of March 31, 2009, related to a temporary impairment of these auction rate securities.

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

Foreign currency exchange risk. We do not currently hedge foreign currency exposures. We believe that a sudden or significant change in foreign exchange rates would not have a material impact on future results of operations or cash flows.

Interest rate sensitivity. We had cash and cash equivalents totaling $21.3 million and marketable securities totaling $15.5 million (including auction rate securities) at March 31, 2009, and cash and cash equivalents totaling $29.8 million and marketable securities totaling $16.3 million (including auction rate securities) at June 30, 2008. Cash and cash equivalents were held for working capital purposes in depository accounts at FDIC-regulated banking institutions. Marketable securities consist of investment grade securities, including auction-rate securities, which carry interest or dividend rates that reset every seven to 28 days, corporate bonds, and government and agency securities. We do not enter into investments for trading or speculative purposes. Declines in interest rates, however, will reduce our future interest income. If interest rates were to decline by 3.0% as compared to the rates at March 31, 2009, our interest income would decrease by approximately $131,000 on a quarterly basis based on the outstanding balance of our marketable securities and money market funds at March 31, 2009. A decline in market value of 3.0% would reduce the value of our marketable securities by approximately $464,000.

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

The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. Management has implemented additional controls and procedures designed to ensure that the disclosures provided by the Company comply with Exchange Act regulations. Such additional controls include further education of personnel and increased management oversight of accounting and reporting functions.

Other than the changes noted above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CALLWAVE, INC.,

Date: May 5, 2009	By:	/s/ Jeffrey Cavins
Jeffrey Cavins,
President and Chief Executive Officer

Date: May 5, 2009	By:	/s/ Mark Stubbs
Mark Stubbs
Chief Financial Officer
(principal financial and accounting officer)