Form 10-K/A
period 2008-06-30
CALLWAVE INC
filed 2009-05-08
CIK 1115091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

Explanatory Note

This amendment No. 2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2008 by the registrant for the fiscal year ended June 30, 2008 (“Original 2008 10-K”) is being filed for the sole purpose of amending and restating the information contained in Item 9A – Controls And Procedures of the Original 2008 10-K and re-filing the certifications of the registrant’s chief executive officer and chief financial officer required pursuant to Item 601(b)(31) of Regulation S-K.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, and solely because of the Company’s failure to file management’s report as required by Item 308T of Regulation S-K, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management has remedied this failure in the effectiveness of its disclosure controls and procedures by filing the required report of management in this amendment to its Annual Report on Form 10-K and by implementing additional controls and procedures designed to ensure that the disclosures provided by the Company comply with Exchange Act regulations. Such additional controls include further education of personnel and increased management oversight of accounting and reporting functions.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 based upon the COSO Integrated Framework. Based upon our assessment, management determined that the Company’s internal control over financial reporting was not effective as of June 30, 2008, for the reason stated in (a) above.

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

Other than the changes discussed in (a) above, there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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